Form 10-Q
period 1996-03-31
HIGH CASH PARTNERS L P
filed 1996-05-15
CIK 794984

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-17651


                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3347257
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue    Greenwich, CT                       06830
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7000
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]   No [   ]

                            HIGH CASH PARTNERS, L.P.


                           FORM 10-Q - MARCH 31, 1996




                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1996 and December 31, 1995

       STATEMENTS OF OPERATIONS - For the three months ended
       March 31, 1996 and 1995

       STATEMENT OF PARTNERS' EQUITY - For the three months ended March 31, 1996

       STATEMENTS OF CASH FLOWS - For the three months ended
       March 31, 1996 and 1995

       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS


                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                        March 31,     December 31,
                                                          1996           1995
                                                      ------------    ------------
 ASSETS

      Real estate, net of accumulated depreciation    $ 22,763,102    $ 22,869,017
         of $3,129,660 and $3,016,660
      Cash and cash equivalents ...................      1,469,237       1,407,276
      Tenant receivables ..........................        143,596         156,608
      Other assets ................................        119,142         117,583
      Prepaid real estate taxes ...................         59,393          59,393
      Prepaid insurance premiums ..................         75,160          42,357
                                                      ------------    ------------

                                                      $ 24,629,630    $ 24,652,234
                                                      ============    ============

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Mortgage loan payable .......................   $  6,500,000    $  6,500,000
      Deferred interest payable ...................      7,928,041       7,530,719
      Distributions payable .......................        305,007         305,007
      Accounts payable and accrued expenses .......         81,971          90,330
      Due to affiliates ...........................        159,344          80,870
      Tenants' security deposits payable ..........         55,257          55,659
                                                      ------------    ------------
         Total liabilities ........................     15,029,620      14,562,585
                                                      ------------    ------------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (96,472 units issued
         and outstanding) .........................      9,744,191      10,228,934
      General partners' deficit ...................       (144,181)       (139,285)
                                                      ------------    ------------
         Total partners' equity ...................      9,600,010      10,089,649
                                                      ------------    ------------
                                                      $ 24,629,630    $ 24,652,234
                                                      ============    ============

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                          1996           1995
                                                       ---------      ---------
Revenues
     Rental income ...............................     $ 596,658      $ 618,836
     Interest income .............................        10,968         13,532
     Other income ................................           751          1,800
                                                       ---------      ---------

                                                         608,377        634,168
                                                       ---------      ---------

Costs and expenses
     Mortgage loan interest ......................       397,323        355,278
     Operating expenses ..........................       144,829        148,967
     Depreciation and amortization ...............       120,735        118,904
     Partnership management fees .................        75,369         75,369
     General and administrative expenses .........        36,463         43,849
     Property management fees ....................        18,290         21,790
                                                       ---------      ---------

                                                         793,009        764,157
                                                       ---------      ---------

Net loss .........................................     $(184,632)     $(129,989)
                                                       =========      =========



Net loss attributable to
     Limited partners ............................     $(182,786)     $(128,689)
     General partners ............................        (1,846)        (1,300)
                                                       ---------      ---------

                                                       $(184,632)     $(129,989)
                                                       =========      =========


 Net loss per unit of limited partnership
     interest (96,472 units outstanding)               $   (1.89)     $   (1.33)
                                                       =========      =========

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          STATEMENT OF PARTNERS' EQUITY

                                              General         Limited          Total
                                             Partners'       Partners'       Partners'
                                              Deficit         Equity          Equity
                                           ------------    ------------    ------------
 Balance, January 1, 1996 ..............   $   (139,285)   $ 10,228,934    $ 10,089,649

 Net loss for the three months ended
     March 31, 1996 ....................         (1,846)       (182,786)       (184,632)

 Distributions to partners for the three
      months ended March 31, 1996
     ($3.13 per limited partner unit) ..         (3,050)       (301,957)       (305,007)
                                           ------------    ------------    ------------

 Balance, March 31, 1996 ...............   $   (144,181)   $  9,744,191    $  9,600,010
                                           ============    ============    ============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                      For the three months ended
                                                              March 31,
                                                      -------------------------
                                                        1996            1995
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
Net loss .........................................   $  (184,632)   $  (129,989)
 Adjustments to reconcile net loss to net cash
  provided by operating activities
   Deferred interest expense .....................       397,322        355,278
   Depreciation and amortization .................       120,735        118,904
   Straight-line adjustment for stepped
     lease rentals ...............................          --           (3,020)
 Changes in assets and liabilities
 Tenant receivables ..............................        13,012         (6,057)
 Other assets ....................................        (9,294)        (4,017)
 Prepaid insurance premiums ......................       (32,803)       (18,632)
 Accounts payable and accrued expenses ...........        (8,359)        11,794
 Due to affiliates ...............................        78,474         (6,442)
 Tenants' security deposits payable ..............          (402)           699
 Unearned escalation revenue .....................          --          112,500
                                                     -----------    -----------

   Net cash provided by operating activities .....       374,053        431,018
                                                     -----------    -----------

Cash flows from investing activities
 Additions to real estate ........................        (7,085)          --
                                                     -----------    -----------

Cash flows from financing activities
 Distributions to partners .......................      (305,007)      (303,058)
                                                     -----------    -----------

Net increase in cash and cash equivalents ........        61,961        127,960

Cash and cash equivalents, beginning of period ...     1,407,276      1,242,933
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $ 1,469,237    $ 1,370,893
                                                     ===========    ===========


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where revenue is averaged over the life of the lease.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of the property represents the initial cost of the property to the Partnership plus acquisition and closing costs. Repairs and maintenance are charged to operations as incurred.

         Impairment of assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). The adoption of the statement was required for fiscal years beginning after December 15, 1995. The Partnership implemented SFAS #121 beginning January 1, 1996. The implementation of SFAS #121 did not result in a write-down of the Partnership's assets.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of March 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1996 and 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Cash, Inc., was until November 3, 1994, a wholly-owned subsidiary of Integrated, at which time, pursuant to the consummation of Integrated's Plan of Reorganization, substantially all the assets of Integrated, but not the stock of the Managing General Partner, were sold to Presidio
         Capital Corp. ("Presidio"). Presidio is also the parent of other corporations that are, or may be in the future, engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC performs management and administrative services to Presidio, XRC Corp. and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $20,000. Wexford Management LLC performs similar services for other entities which may be in competition with the Partnership.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, XRC will control the Partnership through its ownership of the shares of the Managing General Partner and, as of February 28, 1995, the Associate General Partner. XRC is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio and XRC. Presidio Management is responsible for the day to day management of XRC and, among other things, has authority to designate directors of the Managing General Partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of XRC to Wexford.

         XRC has elected new directors for the Managing General Partner and Resources Supervisory. However, certain executives remain the same and certain of Integrated's former employees who performed services for the Partnership are now employees of Wexford, which provides administrative services to XRC and the Partnership.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. An affiliated partnership, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), whose managing general partner is also owned by Presidio, made a zero coupon first mortgage loan to the Partnership and conflicts of interest could arise with respect to such loan.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions related to the management of the property. A portion of the property management fees payable to Resources Supervisory were paid to an unaffiliated management company which was engaged for the purpose of performing the management functions for certain properties. For the quarters ended March 31, 1996 and 1995, Resources Supervisory was entitled to receive $18,290 and $21,790, respectively, of which $15,185 and $17,106, respectively, was paid to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory in the quarter ended March 31, 1996 or 1995. Current fees of $3,105 were payable to Resources Supervisory at March 31, 1996, which were paid in the subsequent quarter.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to a percentage of the gross offering proceeds as follows: 1/8% until the third anniversary date of the offering; 1% until the sixth anniversary and 1.25% thereafter. For the quarters ended March 31, 1996 and 1995, the Managing General Partner was entitled to a partnership management fee of $75,369. Current fees of $75,369 were payable to the Managing General Partner at March 31, 1996, which were paid in the subsequent quarter.

         The general partners are allocated 1% of the net income or losses of the Partnership which amounted to losses of $1,846 and $1,300 in the quarters ended March 31, 1996 and 1995, respectively. They are also entitled to receive 1% of distributions which amounted to $3,050 in the quarters ended March 31, 1996 and 1995.

         Effective April 1, 1991, Integrated purchased, in an arms-length transaction from an unaffiliated third party, 8,361 limited partnership units. Effective January 1, 1995 pursuant to the consummation of Integrated's Plan of Reorganization, these units were transferred to XRC Corp.

4        DISTRIBUTIONS PAYABLE

         Distributions payable are as follows:

                                       March 31,  December 31,
                                         1996         1995
                                       --------     --------
         Limited partners              $301,957     $301,957
         General partners                 3,050        3,050
                                       --------     --------

                                       $305,007     $305,007
                                       ========     ========

         Such distributions were paid during May 1996 and February 1996, respectively.

5        DUE TO AFFILIATES

         The amounts due to affiliates are as follows:

                                            March 31,   December 31,
                                              1996         1995
                                            --------     -------
         Partnership Management Fee         $150,738     $75,369
         Supervisory Management Fee            8,606       5,501
                                            --------     -------

                                            $159,344     $80,870
                                            ========     =======

         Such amounts were paid during May 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net rentable area. The Partnership's public offering commenced on June 29, 1988 and, as of its termination on June 29, 1990, had accepted subscriptions for 77,891 Units (not including Units held by the initial limited partner) for aggregate proceeds of $17,282,066 (gross proceeds of $19,472,750 less organization and offering costs aggregating
         $2,190,684). The Partnership committed 100% of its net proceeds available for investment to the Sierra Marketplace acquisition. In addition, pursuant to a settlement agreement, on December 19, 1990 the Partnership settled all claims with respect to its Short-Term Loans. As a part of this transaction, the Partnership sold 18,571 unregistered units to Integrated for aggregate net proceeds of $4,120,441 (gross proceeds of $4,642,750 less organization and offering costs aggregating $522,309) who in turn, sold these units to the Partnership's three bank creditors. On February 4, 1991, Integrated purchased all of the 8,361 units owned by one of the banks. This transfer became effective on April 1, 1991. Effective January 1, 1995, pursuant to the consummation of Integrated's bankruptcy, these units were transferred to XRC Corp.

         The Partnership uses working capital reserves set aside from the net proceeds of its public offering and undistributed cash flow from operations as its primary measure of liquidity. The Partnership's working capital reserves initially consisted of 5% of the gross proceeds from its public offering that were set aside. As of March 31, 1996, working capital reserves are $1,245,381 which may be used to fund capital expenditures, insurance, real estate taxes, and distributions to partners. All expenditures made during the quarter ended March 31, 1996 were funded from cash flow from operations.

         For the quarter ended March 31, 1996, the Partnership declared a distribution of cash flow from operations to Partners which was consistent with the prior year's quarterly distributions representing a 5% annualized return on the Limited Partners' original investment. The distribution was paid subsequent to March 31, 1996. Future distributions will depend upon results from operations. Although there are three tenants that each accounted for more than 10% of the total rental revenues of Sierra Marketplace, none of their leases are due to expire before the year 2003 and the Partnership is not aware of any significant problems with respect to these three tenants. The Partnership intends in the future to distribute less than all of its cash flow from operations, when appropriate, to maintain adequate reserves for capital improvements and capitalized lease procurement costs. Thus, cash distributions might be reduced even if operations continue at the current level.

         To the extent that adjusted cash from operations during the operating years exceeds 11% per annum, noncumulative, of original contributions of the offering, such excess may be retained in a separate reserve account to prepay a portion of the Resources Accrued Mortgage Investors 2 L.P. (the "RAM2") loan obligations. However, it is unlikely that adjusted cash flow will exceed such a threshold in the near future.

         The Managing  General  Partner  believes that cash flow from operations combined with current working capital reserves will be sufficient to fund future essential capital expenditures as well as future distributions. A significant portion of capital expenditures consists of capitalized lease procurement costs. Since the level of leasing activity cannot be predicted with any degree of certainty, the Partnership cannot accurately estimate capital expenditures for the remainder of the year, but believes that its existing reserves will be sufficient. However, the Partnership may not have sufficient liquidity to make the payments which may be required under the terms of the RAM 2 loan in certain circumstances.

         Real estate market

         The real estate market continues to suffer from the effects of the recent recession which included a substantial decline in the market value of existing properties. Furthermore, the competition for non-anchor tenants is strong among existing centers in the Sierra Marketplace vicinity. This has hindered the lease up of difficult back space in Sierra Market Place. These factors may continue to reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its property is at increased risk.

         Impairment of assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). The adoption of the statement was required for fiscal years beginning after December 15, 1995. The Partnership implemented SFAS #121 beginning January 1, 1996. The implementation of SFAS #121 did not result in a write-down of the Partnership's assets.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of March 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1996 and 1995.

         Results of operations

         The net loss for the quarter ended March 31, 1996 increased when compared to the net loss for the quarter ended March 31, 1995 due to a decrease in revenues and an increase in expenses.

         Revenues decreased for the quarter ended March 31, 1996 versus March 31, 1995 due to decreases in all categories. Rental income decreased as a result of slightly lower occupancy rates in the first quarter of 1996 compared to the first quarter of 1995. Interest income decreased primarily as a result of decreased interest rates. Other income decreased as there was less transfer fee income earned for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995.

         Costs and expenses increased overall for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily due to the increase in mortgage interest expense only partially offset by decreases in operating expenses, property management fees, and general and administrative expenses. Mortgage interest expense increased as a result of the compounding effect due to the deferral of interest expense on the zero coupon mortgage. Operating expenses and property management fees decreased as a result of the decrease in operating revenue. General and administrative expenses decreased during the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 as a result of a decrease in payroll costs.


         Inflation

         Inflation has not had a material impact on the Partnership's operations or financial condition during the last three years and is not expected to have a material impact in the future.

PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


              (a)  Exhibits:        None

              (b)  Reports on Form 8-K:     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HIGH CASH PARTNERS, L.P.

                                             By:      Resources High Cash, Inc.
                                                      Managing General Partner




Dated:     May 15, 1996                      By:      /s/ Frederick Simon
                                                      -------------------
                                                      Frederick Simon
                                                      President
                                                      (Duly Authorized Officer)



Dated:     May 15, 1996                      By:      /s/ Jay L. Maymudes
                                                      -------------------
                                                      Jay L. Maymudes
                                                      Vice President
                                                      (Principal Financial and
                                                      Accounting Officer)