Form 10-Q
period 1996-06-30
HIGH CASH PARTNERS L P
filed 1996-08-14
CIK 794984

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

                            HIGH CASH PARTNERS, L.P.

                            FORM 10-Q - JUNE 30, 1996






                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1996


         STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS



                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                                                             June 30,      December 31,
                                                                                               1996            1995
                                                                                          ------------    ------------
ASSETS

     Real estate, net of accumulated depreciation
        of $3,241,384 and $3,016,660 ..................................................   $ 22,674,693    $ 22,869,017
     Cash and cash equivalents ........................................................      1,551,122       1,407,276
     Tenant receivables ...............................................................        143,596         156,608
     Other assets .....................................................................        109,967         117,583
     Prepaid real estate taxes ........................................................           --            59,393
     Prepaid insurance premiums .......................................................         39,414          42,357
                                                                                          ------------    ------------
                                                                                          $ 24,518,792    $ 24,652,234
                                                                                          ============    ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ............................................................   $  6,500,000    $  6,500,000
     Deferred interest payable ........................................................      8,336,544       7,530,719
     Distributions payable ............................................................        305,007         305,007
     Accounts payable and accrued expenses ............................................         89,249          90,330
     Due to affiliates ................................................................         79,496          80,870
     Tenants' security deposits payable ...............................................         55,259          55,659
                                                                                          ------------    ------------
        Total liabilities .............................................................     15,365,555      14,562,585
                                                                                          ------------    ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (96,472 units issued
        and outstanding) ..............................................................      9,301,886      10,228,934
     General partners' deficit ........................................................       (148,649)       (139,285)
                                                                                          ------------    ------------

        Total partners' equity ........................................................      9,153,237      10,089,649
                                                                                          ------------    ------------

                                                                                          $ 24,518,792    $ 24,652,234
                                                                                          ============    ============

See notes to financial statements.

                                                      HIGH CASH PARTNERS, L.P.

                                                      STATEMENTS OF OPERATIONS

                                                                For the three months ended             For the six months ended
                                                                           June 30,                             June 30,
                                                               ------------------------------        ------------------------------
                                                                   1996               1995               1996              1995
                                                               -----------        -----------        -----------        -----------
 Revenues
      Rental income ....................................       $   647,428        $   609,163        $ 1,244,086        $ 1,227,099
      Interest income ..................................            16,751             18,867             27,719             32,399
      Other income .....................................               890              3,829              1,641              6,529
                                                               -----------        -----------        -----------        -----------

                                                                   665,069            631,859          1,273,446          1,266,027
                                                               -----------        -----------        -----------        -----------

 Costs and expenses
      Mortgage loan interest ...........................           408,502            365,336            805,825            720,614
      Operating expenses ...............................           150,165            155,177            294,994            304,144
      Depreciation and amortization ....................           115,964            119,521            236,699            238,425
      Partnership management fees ......................            75,369             75,369            150,738            150,738
      General and administrative expenses ..............            37,409             43,848             73,872             87,697
      Property management fees .........................            19,426             17,217             37,716             39,007
                                                               -----------        -----------        -----------        -----------
                                                                   806,835            776,468          1,599,844          1,540,625
                                                               -----------        -----------        -----------        -----------

 Net loss ..............................................       $  (141,766)       $  (144,609)       $  (326,398)       $  (274,598)
                                                               ===========        ===========        ===========        ===========

 Net loss attributable to
      Limited partners .................................       $  (140,348)       $  (143,163)       $  (323,134)       $  (271,852)

      General partners .................................            (1,418)            (1,446)            (3,264)            (2,746)
                                                               -----------        -----------        -----------        -----------
                                                               $  (141,766)       $  (144,609)       $  (326,398)       $  (274,598)
                                                               ===========        ===========        ===========        ===========

 Net loss per unit of limited partnership
      interest (96,472 units outstanding) ..............       $     (1.46)       $     (1.48)       $     (3.35)       $     (2.82)
                                                               ===========        ===========        ===========        ===========

See notes to financial statements.

                                                      HIGH CASH PARTNERS, L.P.

                                                   STATEMENT OF PARTNERS' EQUITY

                                                                                   General             Limited            Total
                                                                                  Partners'           Partners'         Partners'
                                                                                   Deficit             Equity             Equity
                                                                               ------------        ------------        ------------
Balance, January 1, 1996 ...............................................       $   (139,285)       $ 10,228,934        $ 10,089,649

Net loss for the six months ended
    June 30, 1996 ......................................................             (3,264)           (323,134)           (326,398)


Distributions to partners for the six
     months ended June 30, 1996
    ($6.26 per limited partner unit) ...................................             (6,100)           (603,914)           (610,014)
                                                                               ------------        ------------        ------------


Balance, June 30, 1996 .................................................       $   (148,649)       $  9,301,886        $  9,153,237
                                                                               ============        ============        ============

See notes to financial statements.

                                                       HIGH CASH PARTNERS, L.P.

                                                      STATEMENTS OF CASH FLOWS

                                                                                                   For the six months ended
                                                                                                           June 30,
                                                                                            ------------------------------------
                                                                                                1996                     1995
                                                                                            -----------              -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net loss ..................................................................            $  (326,398)             $  (274,598)
     Adjustments to reconcile net loss to net cash
        provided by operating activities
            Deferred interest expense ..........................................                805,825                  720,614
            Depreciation and amortization ......................................                236,699                  238,425
            Straight-line adjustment for stepped
              lease rentals ....................................................                   --                     (6,020)
     Changes in assets and liabilities
        Tenant receivables .....................................................                 13,012                   (7,768)
        Other assets ...........................................................                 (4,359)                  (2,957)
        Prepaid real estate taxes ..............................................                 59,393                   58,782
        Prepaid insurance premiums .............................................                  2,943                   10,686
        Accounts payable and accrued expenses ..................................                 (1,081)                  14,173
        Due to affiliates ......................................................                 (1,374)                  (6,161)
        Tenants' security deposits payable .....................................                   (400)                     602
        Unearned escalation revenue ............................................                   --                     75,000
                                                                                            -----------              -----------
            Net cash provided by operating activities ..........................                784,260                  820,778
                                                                                            -----------              -----------


Cash flows from investing activities
     Improvements to real estate ...............................................                (30,400)                 (17,000)
                                                                                            -----------              -----------

Cash flows from financing activities
     Distributions to partners .................................................               (610,014)                (608,066)
                                                                                            -----------              -----------

Net increase in cash and cash equivalents ......................................                143,846                  195,712

Cash and cash equivalents, beginning of period .................................              1,407,276                1,242,933
                                                                                            -----------              -----------
Cash and cash equivalents, end of period .......................................            $ 1,551,122              $ 1,438,645
                                                                                            ===========              ===========

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS




1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of June 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended June 30, 1996 or 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Cash, Inc., was until November 3, 1994, a wholly-owned subsidiary of Integrated, at which time, pursuant to the consummation of Integrated's Plan of Reorganization, substantially all the assets of Integrated, but not the stock of the Managing General Partner, were sold to Presidio
         Capital Corp. ("Presidio"). Presidio is also the parent of other corporations that are, or may be in the future, engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") performs management and administrative services to Presidio, XRC Corp. ("XRC") and its direct and indirect subsidiaries as well as the Partnership. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $40,000. During the three months ended June 30, 1996, reimbursable expenses to Wexford amounted to $20,000. Wexford performs similar services for other entities which may be in competition with the Partnership.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, XRC will control the Partnership through its ownership of the shares of the Managing General Partner and, as of February 28, 1995, the Associate General Partner. XRC is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio and XRC. Presidio Management is responsible for the day-to-day management of XRC and, among other things, has authority to designate directors of the Managing General Partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of XRC to Wexford.

         XRC has elected new  directors  for the  Managing  General  Partner and
         Resources  Supervisory  Management  Corp.  ("Resources   Supervisory").

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

         The Partnership has entered into a supervisory management agreement with Resources Supervisory, an affiliate of the Managing General Partner, to perform certain functions related to the management of the property. A portion of the property management fees payable to Resources Supervisory was paid to an unaffiliated management company which was engaged for the purpose of performing the management functions for certain properties. For the quarters ended June 30, 1996 and 1995, Resources Supervisory was entitled to receive $19,426 and $17,217, respectively, of which $15,299 and $12,252, respectively, was paid to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory for the quarter ended June 30, 1996 or 1995. Current fees of $4,127 were payable to Resources Supervisory at June 30, 1996, which were paid in the subsequent quarter.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to 1.25% of the gross offering proceeds. For the quarters ended June 30, 1996 and 1995, the Managing General Partner was entitled to a partnership management fee of $75,369. Current fees of $75,369 were payable to the Managing General Partner at June 30, 1996, which were paid in the subsequent quarter.

         The general partners are allocated 1% of the net income or losses of the Partnership. The general partners were allocated losses of $1,418 and $1,446 for the quarters ended June 30, 1996 and 1995, respectively. They are also entitled to receive 1% of distributions which amounted to $3,050 for the quarters ended June 30, 1996 and 1995.

         Effective April 1, 1991, Integrated purchased, in an arms-length transaction from an unaffiliated third party, 8,361 limited partnership units. Effective January 1, 1995 pursuant to the consummation of Integrated's Plan of Reorganization, these units were transferred to XRC.

4        DISTRIBUTIONS PAYABLE

         Distributions payable are as follows:

                                    June 30,            December 31,
                                      1996                  1995
                                 -----------           ------------
         Limited partners        $   301,957           $    301,957
         General partners              3,050                  3,050
                                 -----------           ------------

                                 $   305,007           $    305,007
                                 ===========           ============

         Such distributions were paid in August 1996 and February 1996, respectively.

5        DUE TO AFFILIATES

         Due to affiliates are as follows:

                                            June 30,      December 31,
                                              1996             1995
                                         ------------     ------------
         Partnership Management Fee      $     75,369     $     75,369
         Supervisory Management Fee             4,127            5,501
                                         ------------     ------------

                                         $     79,496     $     80,870
                                         ============     ============

         Such amounts were paid in August 1996 and May 1996, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net rentable area. The Partnership's public offering commenced on June 29, 1988 and, as of its termination on June 29, 1990, had accepted subscriptions for 77,901 Units (including Units held by the initial limited partner) for aggregate proceeds of $17,284,285 (gross proceeds of $19,475,250 less organization and offering costs aggregating
         $2,190,965). The Partnership committed 100% of its net proceeds available for investment to the Sierra Marketplace acquisition. In addition, pursuant to a settlement agreement, on December 19, 1990 the Partnership settled all claims with respect to its Short-Term Loans. As a part of this transaction, the Partnership sold 18,571 unregistered units to Integrated for aggregate net proceeds of $4,120,441 (gross proceeds of $4,642,750 less organization and offering costs aggregating $522,309) who in turn, sold these units to the Partnership's three bank creditors. On February 4, 1991, Integrated purchased all of the 8,361 units owned by one of the banks. This transfer became effective on April 1, 1991. Effective January 1, 1995, pursuant to the consummation of Integrated's bankruptcy, these units were transferred to XRC.

         The Partnership uses working capital reserves set aside from the net proceeds of its public offering and undistributed cash flow from operations as its primary measure of liquidity. The Partnership's working capital reserves initially consisted of 5% of the gross proceeds from its public offering. As of June 30, 1996, working capital reserves amounted to $1,289,771 which may be used to fund capital expenditures, insurance, real estate taxes, and distributions to partners. All expenditures made during the quarter ended June 30, 1996 were funded from cash flow from operations.

         For the  quarter  ended  June 30,  1996,  the  Partnership  declared  a distribution of cash flow from operations to Partners which was consistent with the prior year's quarterly distributions representing a 5% annualized return on the Limited Partners' original investment. The distribution was paid subsequent to June 30, 1996. Future distributions will depend upon results from operations. Although there are three tenants that each accounted for more than 10% of the total rental revenues of Sierra Marketplace, none of their leases are due to expire before the year 2003 and the Partnership is not aware of any significant problems with respect to these three tenants. The Partnership intends in the future to distribute less than all of its cash flow from operations, when appropriate, to maintain adequate reserves for capital improvements and capitalized lease procurement costs. Thus, cash distributions might be reduced even if operations continue at the current level.

         To the extent that annual adjusted cash from operations exceeds 11% per annum, noncumulative, of original contributions of the offering, such excess may be retained in a separate reserve account to prepay a portion of RAM 2 loan obligations. However, it is unlikely that adjusted cash flow will exceed such a threshold in the near future.

         The Partnership expects to continue to utilize a portion of its cash flow from operations to pay for various capital and tenant improvements to the property and leasing commissions (the amount of which cannot be predicted with certainty). The Partnership believes that existing working capital reserves will be sufficient for the foreseeable future. However, if the real estate market conditions deteriorate in the area where the Partnership's property is located, there is substantial risk that this would have an adverse effect on cash flow distributions and working capital reserves. Additionally, the Partnership may not have sufficient liquidity to make payments which may be required under the terms of the RAM 2 loan in certain circumstances.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of June 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended June 30, 1996 or 1995.

         Results of operations

         The net loss increased for the six months ended June 30, 1996 and decreased for the three months ended June 30, 1996 when compared to the same periods in the prior year. The increase for the six months was a result of a greater increase in costs and expenses than the increase in revenues. The decrease for the three months was due to a greater increase in revenues than the increase in costs and expenses.

         Revenues increased for both the six and three months ended June 30, 1996 compared with the same periods the prior year, primarily due to increases in rental income partially offset by decreases in interest and other income. Rental revenue increased for both periods due to an increase in insurance escalations at the property. Interest income decreased for both periods primarily due to a decrease in interest rates. Other income decreased for each period as a result of a decrease in transfer fee income.

         Costs and expenses increased for both the six and three months ended June 30, 1996 compared with the same periods the prior year, primarily due to increases in mortgage loan interest expense, partially offset by decreases in general and administrative expenses. Mortgage loan interest expense increased in each period due to the compounding effect from the deferral of interest expense on the zero coupon mortgage. General and administrative expenses decreased primarily as a result of a decrease in payroll costs.

         Inflation has not had a material impact on the Partnership's operations or financial condition during the last two years and is not expected to have a material impact in the future.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



13

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



                                             HIGH CASH PARTNERS, L.P.

                                             By:      Resources High Cash, Inc.
                                                      Managing General Partner




Dated:     August 14, 1996                   By:      /s/ Frederick Simon
                                                      -------------------
                                                      Frederick Simon
                                                      President
                                                      (Duly Authorized Officer)



Dated:     August 14, 1996                   By:      /s/ Jay L. Maymudes
                                                      -------------------
                                                      Jay L. Maymudes
                                                      Vice President
                                                      (Principal Financial and
                                                      Accounting Officer)