Form 10-Q
period 1996-09-30
HIGH CASH PARTNERS L P
filed 1996-11-14
CIK 794984

================================================================================
                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-17651


                            HIGH CASH PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3347257
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue    Greenwich, CT                       06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

================================================================================
                            HIGH CASH PARTNERS, L.P.
================================================================================

                         FORM 10-Q - SEPTEMBER 30, 1996






                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - September 30, 1996 and December 31, 1995


       STATEMENTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995


       STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30, 1996


       STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1996 and 1995


       NOTES TO FINANCIAL STATEMENTS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS



                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                     September 30,    December 31,
                                                         1996             1995
                                                     ------------    ------------
ASSETS

     Real estate, net of accumulated depreciation
        of $3,353,864 and $3,016,660 .............   $ 22,562,213    $ 22,869,017
     Cash and cash equivalents ...................      1,685,350       1,407,276
     Tenant receivables ..........................        143,596         156,608
     Other assets ................................        104,427         117,583
     Prepaid real estate taxes....................         58,600          59,393
     Prepaid insurance premiums...................         14,357          42,357
                                                     ------------    ------------
                                                     $ 24,568,543    $ 24,652,234
                                                     ============    ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable .......................   $  6,500,000    $  6,500,000
     Deferred interest payable ...................      8,752,486       7,530,719
     Distributions payable .......................        305,007         305,007
     Accounts payable and accrued expenses .......        108,551          90,330
     Due to affiliates............................         78,906          80,870
     Tenants' security deposits payable...........         55,259          55,659
                                                     ------------    ------------
        Total liabilities ........................     15,800,209      14,562,585
                                                     ------------    ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (96,472 units issued
        and outstanding) .........................      8,920,832      10,228,934
     General partners' deficit ...................       (152,498)       (139,285)
                                                     ------------    ------------
        Total partners' equity ...................      8,768,334      10,089,649
                                                     ------------    ------------
                                                     $ 24,568,543    $ 24,652,234
                                                     ============    ============

                       See notes to financial statements.

                                                   HIGH CASH PARTNERS, L.P.

                                                   STATEMENTS OF OPERATIONS



                                                                 For the three months ended           For the nine months ended
                                                                         September 30,                       September 30,
                                                               ------------------------------        ------------------------------
                                                                   1996               1995               1996               1995
                                                               -----------        -----------        -----------        -----------
Revenues
     Rental income .....................................       $   706,731        $   659,432        $ 1,950,817        $ 1,889,360
     Interest income                                                18,909             18,591             46,628             50,990
     Other income                                                       --              1,200              1,641              4,900
                                                               -----------        -----------        -----------        -----------
                                                                   725,640            679,223          1,999,086          1,945,250
                                                               -----------        -----------        -----------        -----------
Costs and expenses
     Mortgage loan interest ............................           415,942            375,680          1,221,767          1,096,294
     Operating expenses ................................           139,332            138,544            434,326            442,688
     Depreciation and amortization .....................           118,480            118,787            355,179            357,212
     Partnership management fees .......................            75,369             75,369            226,107            226,107
     General and administrative expenses ...............            35,210             43,847            109,082            131,544
     Property management fees ..........................            21,202             18,473             58,918             57,480
                                                               -----------        -----------        -----------        -----------
                                                                   805,535            770,700          2,405,379          2,311,325
                                                               -----------        -----------        -----------        -----------
Net loss ...............................................       $   (79,895)       $   (91,477)       $  (406,293)       $  (366,075)
                                                               ===========        ===========        ===========        ===========

Net loss attributable to
     Limited partners ..................................       $   (79,096)       $   (90,562)       $  (402,230)       $  (362,414)
     General partners ..................................              (799)              (915)            (4,063)            (3,661)
                                                               -----------        -----------        -----------        -----------
                                                               $   (79,895)       $   (91,477)       $  (406,293)       $  (366,075)
                                                               ===========        ===========        ===========        ===========

Net loss per unit of limited partnership
     interest (96,472 units outstanding) ...............       $     (0.82)       $     (0.94)       $     (4.17)       $     (3.76)
                                                               ===========        ===========        ===========        ===========


                                              See notes to financial statements.

                               High cash partners, l.P.

                             Statement of partners' equity


                                             General        Limited          Total
                                            Partners'      Partners'       Partners'
                                             Deficit        Equity          Equity
                                           -----------   ------------    ------------
Balance, January 1, 1996 .............     $ (139,285)   $ 10,228,934    $ 10,089,649

Net loss for the nine months ended
    September 30, 1996 ...............         (4,063)       (402,230)       (406,293)


Distributions to partners for the nine
    months ended September 30, 1996
   ($9.39 per limited partner unit) ..         (9,150)       (905,872)       (915,022)
                                           ----------    ------------    ------------


Balance, September 30, 1996 ..........     $ (152,498)   $  8,920,832    $  8,768,334
                                           ==========    ============    ============

                          See notes to financial statements.

                              STATEMENTS OF CASH FLOWS



                                                        For the nine months ended
                                                               September 30,
                                                        --------------------------
                                                            1996           1995
                                                        -----------    -----------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
     Net loss .......................................   $  (406,293)   $  (366,075)
     Adjustments to reconcile net loss to net cash
        provided by operating activities
            Deferred interest expense ...............     1,221,767      1,096,294
            Depreciation and amortization ...........       355,179        357,212
            Straight-line adjustment for stepped
              lease rentals .........................          --           (9,062)
     Changes in assets and liabilities
        Tenant receivables ..........................        13,012        (49,628)
        Other assets ................................        (4,819)        (8,402)
        Prepaid real estate taxes ...................           793            242
        Prepaid insurance premiums ..................        28,000         34,226
        Accounts payable and accrued expenses .......        18,221         40,900
        Due to affiliates ...........................        (1,964)        (5,948)
        Tenants' security deposits payable ..........          (400)           970
        Unearned escalation revenue .................          --           37,500
                                                        -----------    -----------
            Net cash provided by operating activities     1,223,496      1,128,229
                                                        -----------    -----------

Cash flows from investing activities
     Improvements to real estate ....................       (30,400)       (17,000)
                                                        -----------    -----------
Cash flows from financing activities
     Distributions to partners ......................      (915,022)      (913,072)
                                                        -----------    -----------

Net increase in cash and cash equivalents ...........       278,074        198,157

Cash and cash equivalents, beginning of period ......     1,407,276      1,242,933
                                                        -----------    -----------

Cash and cash equivalents, end of period ............   $ 1,685,350    $ 1,441,090
                                                        ===========    ===========

                         See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         Impairment of assets (continued)

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of September 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended September 30, 1996 or 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Managing General Partner of the Partnership, Resources High Cash, Inc., was until November 3, 1994, a wholly-owned subsidiary of Integrated, at which time, pursuant to the consummation of Integrated's Plan of Reorganization, substantially all the assets of Integrated, but not the stock of the Managing General Partner, were sold to Presidio
         Capital Corp. ("Presidio"). Presidio is also the parent of other corporations that are, or may be in the future, engaged in businesses that may be in competition with the Partnership. Accordingly, conflicts of interest may arise between the Partnership and such other businesses. Wexford Management LLC ("Wexford") performs management and administrative services to Presidio, XRC Corp. ("XRC") and its direct and indirect subsidiaries as well as the Partnership. During the nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $60,000. During the three months ended September 30, 1996, reimbursable expenses to Wexford amounted to $20,000. Wexford performs similar services for other entities which may be in competition with the Partnership.

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

         As a result of the consummation of Integrated's Plan of Reorganization, XRC elected new directors for the Managing General Partner and Resources Supervisory Management Corp. ("Resources Supervisory"). However, certain executives remain the same and certain of Integrated's former employees who performed services for the Partnership are now employees of Wexford, which provides administrative services to XRC and the Partnership.

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

         The Partnership has entered into a supervisory management agreement with Resources Supervisory, an affiliate of the Managing General Partner, to perform certain functions related to the management of the property. A portion of the property management fees payable to Resources Supervisory was paid to an unaffiliated management company which was engaged for the purpose of performing the management functions for the property. For the quarters ended September 30, 1996 and 1995, Resources Supervisory was entitled to receive $21,202 and $18,473, respectively, of which $17,663 and $13,295, respectively, was paid to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory for the quarter ended September 30, 1996 or 1995. Current fees of $3,537 were payable to Resources Supervisory at September 30, 1996, which were paid in the subsequent quarter.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to 1.25% of the gross offering proceeds. For the quarters ended September 30, 1996 and 1995, the Managing General Partner was entitled to a partnership management fee of $75,369. Current fees of $75,369 were payable to the Managing General Partner at September 30, 1996, which were paid in the subsequent quarter.

         The General Partners are allocated 1% of the net income or losses of the Partnership. The general partners were allocated losses of $799 and $915 for the quarters ended September 30, 1996 and 1995, respectively. They are also entitled to receive 1% of distributions which amounted to $3,050 for the quarters ended September 30, 1996 and 1995.

         Effective April 1, 1991, Integrated purchased, in an arms-length transaction from an unaffiliated third party, 8,361 limited partnership units. Effective January 1, 1995 pursuant to the consummation of Integrated's Plan of Reorganization, these units were transferred to XRC.

4        DISTRIBUTIONS PAYABLE

         Distributions payable are as follows:

                                                  September 30,     December 31,
                                                      1996              1995
                                                      ----              ----
Limited partners .......................            $301,957          $301,957
General partners .......................               3,050             3,050
                                                    --------          --------
                                                    $305,007          $305,007
                                                    ========          ========

         Such distributions were paid in November 1996 and February 1996, respectively.

5        DUE TO AFFILIATES

         Due to affiliates are as follows:

                                                    September 30,   December 31,
                                                       1996             1995
                                                       ----             ----
Partnership Management Fee ...................       $75,369          $75,369
Supervisory Management Fee ...................         3,537            5,501
                                                     -------          -------
                                                     $78,906          $80,870
                                                     =======          =======

         Such amounts were paid in November 1996 and May 1996, respectively.

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

         The Partnership uses working capital reserves set aside from the net proceeds of its public offering and undistributed cash flow from operations as its primary measure of liquidity. The Partnership's working capital reserves initially consisted of 5% of the gross proceeds from its public offering. As of September 30, 1996, working capital reserves amounted to $1,438,831, which may be used to fund capital expenditures, insurance, real estate taxes, and distributions to partners. All expenditures made during the quarter ended September 30, 1996 were funded from cash flow from operations.

         For the quarter ended  September 30, 1996, the  Partnership  declared a distribution of cash flow from operations to Partners which was consistent with the prior year's quarterly distributions representing a 5% annualized return on the Limited Partners' original investment. The distribution was paid subsequent to September 30, 1996. Future distributions will depend upon results from operations. Although there are three tenants that each accounted for more than 10% of the total rental revenues of Sierra Marketplace, none of their leases are due to expire before the year 2003 and the Partnership is not aware of any significant problems with respect to these three tenants. The Partnership intends in the future to distribute less than all of its cash flow from operations, when appropriate, to maintain adequate reserves for capital improvements and capitalized lease procurement costs. Thus, cash distributions might be reduced even if operations continue at the current level.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of September 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended September 30, 1996 or 1995.

         Results of operations

         The net loss increased for the nine months ended September 30, 1996 and decreased for the three months ended September 30, 1996 when compared to the same periods in the prior year. The increase for the nine months was a result of a greater increase in costs and expenses than the increase in revenues. The decrease for the three months was due to a greater increase in revenues than the increase in costs and expenses.

         Revenues increased for both the nine and three months ended September 30, 1996 compared with the same periods the prior year, primarily due to increases in rental income. Rental revenue increased for both periods due to an increase in insurance escalations at the property.

         Costs and expenses increased for both the nine and three months ended September 30, 1996 compared with the same periods the prior year, primarily due to increases in mortgage loan interest expense partially offset by decreases in general and administrative expenses. Mortgage loan interest expense increased in each period due to the compounding effect from the deferral of interest expense on the zero coupon mortgage. General and administrative expenses decreased primarily as a result of a decrease in payroll costs.

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



                                              HIGH CASH PARTNERS, L.P.

                                        By:   Resources High Cash, Inc.
                                              Managing General Partner




Dated:   November 14, 1996       By:   /s/ Frederick Simon
                                              -------------------
                                                  Frederick Simon
                                                  President
                                                  (Duly Authorized Officer)



Dated:   November 14, 1996       By:   /s/ Jay L. Maymudes
                                              -------------------
                                                  Jay L. Maymudes
                                                  Vice President
                                                  (Principal Financial and
                                                   Accounting Officer)