Form 10-K
period 1996-12-31
HIGH CASH PARTNERS L P
filed 1997-03-27
CIK 794984

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-17651


                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3347257
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

411 West Putnam Avenue, Greenwich, CT                           06830
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           203-862-7000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on which
      Title of each class                        registered

            None                                               None

          Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Exhibit Index Set Forth on Page IV-1.

PART I


Item 1.          Business

Registrant is a Delaware limited partnership formed in May 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the primary purpose of investing in, holding, operating and otherwise acting with respect to office buildings, shopping centers and other commercial and industrial properties which were either existing properties or under construction. Registrant used all of the net offering proceeds from the sale of its securities to acquire a shopping center located in Reno, Nevada (see "Sierra Marketplace" below). Resources High Cash, Inc., a Delaware corporation, is Registrant's managing general partner (the "Managing General Partner") and is a wholly-owned subsidiary of XRC Corp. ("XRC"). The other General Partner of Registrant is Presidio AGP Corp., a
Delaware corporation ("Presidio AGP"), which is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"), and replaced as the Associate General Partner Fourth Group Partners, a New York general partnership whose partners were former officers, directors and/or significant stockholders of Integrated Resources, Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. (The Managing General Partner and the Associate General Partner are hereinafter collectively referred to as the "General Partners," and the limited partners of Registrant are hereinafter collectively referred to as the "Limited Partners.")

Effective with the consummation of Integrated's plan of reorganization, Presidio and XRC entered into a management and administrative services agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp., formerly Concurrency, assigned its agreement to provide administrative services to XRC and Presidio and its subsidiaries to Wexford Management LLC ("Wexford").

In December 1994, Fourth Group Partners notified Registrant of its withdrawal as Associate General Partner of Registrant. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP, which is a wholly-owned subsidiary of Presidio Capital Corp., became the Associate General Partner.

Beginning June 29, 1988, Registrant offered 600,000 units of limited partnership interest (the "Units"), pursuant to the Prospectus of Registrant dated June 29, 1988, as supplemented by Supplements dated August 19, 1988, January 13, 1989, March 10, 1989, April 28, 1989, June 26, 1989, September 8, 1989 and October 23, 1989 (collectively, the "Prospectus") which were filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended. The Prospectus was filed as part of Registrant's Registration Statement on Form S-11, Commission File No. 33-6412 (the "Registration Statement") pursuant to which the Units were registered. Due to Integrated's financial difficulties, Registrant suspended its public offering of Units in October 1989 and, in accordance with the Prospectus, terminated its public offering on June 29, 1990. Before this suspension, Registrant accepted subscriptions for 77,901 of such Units (including the Units sold to the initial limited partner) for an aggregate of $19,475,250 in gross proceeds, resulting in net proceeds from the offering of $17,284,566 (gross proceeds of $19,475,250 less organization and offering costs of $2,190,684). All underwriting and sales commissions were paid by Registrant. In addition, on December 19, 1990, Integrated purchased 18,571 units which were not publicly registered pursuant to its obligation to provide Registrant with sufficient funds to repay Registrant's unsecured loans (the "Short Term Loans") from three unaffiliated lenders (the "Banks"). Integrated's purchase was made pursuant to an agreement among Integrated, Registrant and the Banks in connection with the settlement of various claims among the parties. The aforementioned Units were sold by Integrated, as a part of the same transaction, to the Banks that held the Short-Term Loans. On February 4, 1991, one of the Banks sold its 8,361 Units back to Integrated, and effective April 1, 1993 one of the Banks sold its 8,998 Units to Equity Resources Fund XIV, L.P. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

For the years ended December 31, 1996, 1995 and 1994, revenues from Sierra Marketplace accounted for 97.2%, 97.3% and 98.0% of Registrant's gross revenues, respectively, with interest and other income accounting for the remaining 2.8%, 2.7% and 2.0%, respectively, of Registrant's revenues in each of such years.

Sierra Marketplace

On February 10, 1989, Registrant purchased from Sierra Virginia, Inc., an unaffiliated third party (the "Seller"), Sierra Marketplace, a community retail shopping center completed in October 1988 and situated on 18.67 acres of land located in the southern portion of Reno, Nevada. Sierra Marketplace consists of two main buildings and three "out parcel" structures containing approximately 233,000 square feet of net leasable area. The property was 90.2% leased to 32 tenants as of March 1, 1997, as more specifically described immediately below. Registrant acquired fee title to the property subject to the first mortgage also described below.

Sierra Marketplace contained 32 tenants as of March 1, 1997. Three tenants, Smith's Management Corp., Levitz Furniture Store and Good Guys, Inc., comprised in the aggregate approximately 57.2% of the total rental revenues, and each had rental revenues greater than 10% of the total.

1) Smith's Management Corp., a large food and drug store, occupies 68,972 square feet of space and has a lease agreement with Sierra Marketplace that extends through mid 2008. The rental revenue provided by Smith's Management Corp. comprised approximately 20.8% of the total rental revenue.

2) Levitz Furniture Store occupies 52,660 square feet of space and has a lease agreement with Sierra Marketplace that extends through the year 2008. The rental revenue provided by Levitz Furniture Store was approximately 16.9% of the total rental revenue.

3) Good Guys, Inc., a consumer electronics store, occupies 16,961 square feet of space and has a lease agreement with Sierra Marketplace that extends through the year 2003. The rental revenue provided by Good Guys, Inc. was approximately 19.5% of the total rental revenue.

No tenants of Sierra Marketplace were affiliated with Registrant.

The purchase price for Sierra Marketplace was $24,812,000, excluding closing costs of $172,598. This amount was paid by Registrant as follows: $18,312,000 in cash and $6,500,000 was financed with a zero coupon first mortgage loan (the "RAM 2 Loan") from Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), a public limited partnership sponsored by Integrated. Approximately one-half of the cash portion of the purchase price was financed using the proceeds of the three Short-Term Loans from the Banks, with such Short-Term Loans guaranteed by Integrated. Registrant obtained the Short-Term Loans because, at the time of closing, it had not yet raised enough capital from the proceeds from the sale of Units to fund the acquisition of Sierra Marketplace. The Short-Term Loans, which were originally in the amount of $9,151,003, were partially repaid using a portion of the net offering proceeds raised subsequent to the acquisition of Sierra Marketplace, and the remainder was paid on December 19, 1990 using a portion of the net proceeds raised from the sale of Units to Integrated pursuant to the settlement agreement. Financing

RAM Loan

The RAM 2 Loan is a $6,500,000 12-year, zero-coupon first mortgage loan, and, except as set forth below, no payments of interest or principal are due thereon until maturity. The RAM 2 Loan bears interest at the rate of 11.22% per annum compounded monthly and will be due and payable on February 28, 2001, together with additional interest, if any, as described below. The amount due upon maturity of the RAM 2 Loan will be $24,966,653, not including additional interest. The RAM Loan may not be prepaid, except in the event of condemnation or casualty of the Sierra Marketplace property, until after the expiration of its tenth year. After such ten years, it may be prepaid, in whole only, for the remainder of its term without penalty or premium.

Pursuant to the terms of the RAM 2 Loan, additional interest may be payable in an amount equal to 23.9% of the appreciation in value of Sierra Marketplace after payment of a specified return to Registrant and is due on the earlier of the maturity date or the date the RAM 2 Loan is prepaid in whole. Registrant believes, based upon current market conditions, that it is unlikely Registrant will receive a return on Sierra Marketplace which would require the payment of additional interest. The maximum annual rate of interest including the additional interest will not exceed 16% compounded annually. The terms of the RAM 2 Loan additionally require Registrant to provide RAM 2 with a current appraisal of Sierra Marketplace upon RAM 2's request. If it is determined, based upon the requested appraisals, that the sum of (i) the principal balance of the RAM 2 Loan plus all other then outstanding indebtedness secured by Sierra Marketplace and (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages exceeds 85% of the appraised value (which event could possibly occur in a few years), an amount equal to such excess shall become immediately due and payable to RAM 2. In the event that RAM 2 insisted upon such payment, Registrant might not have the liquidity to make such payment. In that event, Registrant would attempt to negotiate terms for such payment (which could include the reduction or elimination of cash distributions), but could be forced to sell the property or seek other relief, including protection under the bankruptcy laws, and in any event might ultimately lose its investment in the property. Registrant provided an appraisal to RAM 2 in 1994 and the appraisal indicated that no additional amounts were due.

Locale and Competition

Registrant believes that there are approximately 7.17 million square feet of retail space in the Reno area, including two regional malls and 61 community, neighborhood and strip centers. Sierra Marketplace is located in the southern section of Reno, which is well-developed commercially along major thoroughfares with substantial residential development along secondary streets. The primary trade area is considered affluent to middle class. Although there is little room left for significant new competing development in the immediate geographical vicinity, the competition for non-anchor tenants (including existing tenants whose leases expire) is strong among existing centers due to the overall market vacancy for this type of space. In addition, a portion of the space left for development in the immediate geographic vicinity is utilized by a center predominantly tenanted by large anchor tenants of approximately 700,000 square feet. Approximately 10% of the space is available to non-anchor tenants. Generally, as a result of current real estate market conditions, new leases being signed at Sierra Marketplace are at lower per-square-foot amounts than the expiring leases.

Employees

Registrant does not have any employees. Services are currently performed for Registrant by the Managing General Partner and Resources Supervisory Management Corp., an affiliate of the Managing General Partner ("Resources Supervisory"). Certain services are performed for Resources Supervisory by CB Commercial Real Estate Group, Inc., an unaffiliated management company ("CB Commercial"). Wexford currently performs accounting, secretarial, transfer and administrative services for Registrant, and Registrant pays its pro rata portion of such services.
Wexford also performs similar services for other affiliates of the Managing General Partner.


Item 2.          Properties

For a description of Registrant's property, see Item 1, "Business -- Sierra Marketplace" above.


Item 3.          Legal Proceedings

None


Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II


Item 5.          Market for Registrant's Securities and Related Security Holder
                 Matters

There is no established public trading market for the Units of Registrant and it is not anticipated that a public market for the Units will develop.

In 1987, the U.S. Congress adopted certain rules concerning "publicly traded partnerships." Beginning in 1998, the effect of being classified as a publicly traded partnership would be that income produced by the Registrant would be taxed as a corporation. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Registrant's income and to the low volume of transfers of Units, it is not anticipated that the Registrant will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations.

There are certain restrictions set forth in the Limited Partnership Agreement which may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 1997, there were approximately 1,480 holders of Units of Registrant, owning an aggregate of 96,472 Units (including 10 Units held by the initial Limited Partner).

Quarterly Distributions per Unit of Registrant for periods during 1996 and 1995 were as follows:

    Distribution with
    Respect to Quarter Ended       Amount of Distribution Per Unit
    ---------------------------  ------------------------------------
                                       1996               1995
    ---------------------------  ------------------------------------
    March 31                      $       3.13        $       3.13
    ---------------------------  ------------------------------------
    June 30                       $       3.13        $       3.13
    ---------------------------  ------------------------------------
    September 30                  $       3.13        $       3.13
    ---------------------------  ------------------------------------
    December 31                   $       3.13        $       3.13
    ---------------------------  ------------------------------------

During 1996 and 1995, the source of distributions was derived from cash flow from operations.

There are no material legal restrictions set forth in the Limited Partnership Agreement upon Registrant's present or future ability to make distributions. See, however, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of financial conditions affecting Registrant's ability to make distributions in the future.

Item 6.                      Selected Financial Data

                                                                 Year ended December 31,
                               ------------------------------------------------------------------------------------
                                    1996              1995              1994              1993              1992
                               ------------      ------------      -------------     ------------      ------------
Revenues .................     $  2,637,022      $  2,632,230      $  2,477,410      $  2,321,894      $  2,269,592
Net Loss .................     $   (640,184)     $   (442,098)     $   (357,863)     $   (298,167)     $   (255,179)
Net (Loss) Per Unit (1) ..     $      (6.57)     $      (4.54)     $      (3.67)     $      (3.06)     $      (2.62)
Distributions Per Unit (1)     $      12.52      $      12.52      $      12.50      $      12.50      $      11.24
Long-term Obligations (2)      $ 15,691,865      $ 14,030,719      $ 12,548,175      $ 11,222,229      $ 10,036,393
Total Assets .............     $ 24,485,903      $ 24,652,234      $ 24,814,694      $ 25,186,722      $ 25,272,006

(1) Calculated based upon the weighted average number of Units outstanding.

(2) Consisting of the principal amount of the RAM 2 Loan plus deferred interest thereon.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net rentable area. Registrant's public offering commenced on June 29, 1988 and, as of its termination on June 29, 1990, Registrant had accepted subscriptions for 77,891 Units (not including Units held by the initial limited partner) for aggregate proceeds of $17,282,066 (gross proceeds of $19,472,750 less organization and offering costs aggregating $2,190,684). Registrant had committed 100% of its net proceeds available for investment to the Sierra Marketplace acquisition. In addition, pursuant to a settlement agreement, on December 19, 1990 Registrant settled all claims with respect to its Short-Term Loans. As a part of this transaction, Registrant sold 18,571 unregistered units to Integrated for aggregate net proceeds of $4,120,441 (gross proceeds of $4,642,750 less organization and offering costs aggregating $522,309) who in turn, sold these units to Registrant's three bank creditors. On February 4, 1991, Integrated purchased all of the 8,361 units owned by one of the banks. This transfer became effective on April 1, 1991. Effective January 1, 1995, these units were transferred to XRC Corp., the bankruptcy successor to Integrated.

Registrant uses working capital reserves set aside from the net proceeds of its public offering and undistributed cash flow from operations as its primary measure of liquidity. Registrant's working capital reserves initially consisted of 5% of the gross proceeds from its public offering that were set aside. As of December 31, 1996, working capital reserves are $1,454,000 which may be used to fund capital expenditures, insurance, real estate taxes, and distributions to partners. All of the above expenditures made during the year ended December 31, 1996 were funded from cash flow from operations.

For 1996, Registrant paid distributions of cash flow from operations to Partners on a quarterly basis aggregating a 5% return on the Partner's original investment. For the quarter ended December 31, 1996, Registrant declared a distribution of cash flow from operations to Partners which was consistent with the prior three quarterly distributions representing a 5% annualized return on the Partners' original investment. The final quarter distribution was paid subsequent to December 31, 1996. Future distributions will depend upon results from operations. Although there are three tenants that each accounted for more than 10% of the total rental revenues of Sierra Marketplace, Registrant's sole property, none of their leases are due to expire before the year 2003 and Registrant is not aware of any significant problems with respect to these three tenants. Registrant intends in the future to distribute less than all of its cash flow from operations, when appropriate, to maintain adequate reserves for capital improvements and capitalized lease procurement costs and to be in a position to pay RAM 2, should a payment be required, in accordance with Registrant's mortgage note. See Part 1 "Financing - RAM Loan". Thus, cash distributions might be reduced even if operations continue at the current level.

To the extent that adjusted cash from operations during the operating years exceeds 11% per annum, noncumulative, of original contributions of the offering, such excess may be retained in a separate reserve account to prepay a portion of the RAM 2 loan obligations. However, it is unlikely that adjusted cash flow will exceed such a threshold in the near future.

The Managing General Partner believes that cash flow from operations combined with current working capital reserves will be sufficient to fund future essential capital expenditures. A significant portion of capital expenditures consists of capitalized lease procurement costs. Since the level of leasing activity cannot be predicted with any degree of certainty, Registrant cannot accurately estimate capital expenditures for the remainder of the year, but believes that its existing reserves will be sufficient.

Real Estate Market

The real estate market continues to suffer from the effects of the recent recession which included a substantial decline in the market value of existing properties. Furthermore, the competition for non-anchor tenants is strong among existing centers in the Sierra Marketplace vicinity. This has hindered the lease up of difficult rear space in Sierra Market Place. These factors may continue to reduce rental rates. As a result, Registrant's potential for realizing the full value of its investment in its property is at increased risk.

Write-down for Impairment

A write-down for impairment is recorded based upon a quarterly review of Registrant's property. Real estate property is carried at the lower of cost or estimated fair value. In performing the review, management considers the estimated fair value of the property based on future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located.

Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amount ultimately realized at disposition may differ materially from the carrying value as of December 31, 1996.

A write-down is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. No write-downs have been required to date. See "Write-down for Impairment" in Note 2 of the Financial Statements.

Results of Operations

1996 vs. 1995

The net loss increased for the year ended December 31, 1996 when compared to 1995. The increase was a result of a greater increase in costs and expenses than the slight increase in revenues.

Revenues increased slightly for the year ended December 31, 1996 compared with 1995, primarily due to an increase in rental income partially offset by a decrease in other income. Rental revenue increased due to an increase in insurance escalations at the property. Other income decreased due to less transfer fee income.

Costs and expenses increased for the year ended December 31, 1996 compared with the prior year, primarily due to an increase in mortgage loan interest expense. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

1995 vs. 1994

The net loss increased for the year ended December 31, 1995 compared to 1994, as the increase in costs and expenses related to the property exceeded the increase in revenues. Revenues increased overall for the year ended December 31, 1995 primarily due to an increase in rental and investment income. Rental and other income increased due to an increase in rental rates offset by a slightly lower occupancy level. Short-term interest income increased due to an increase in interest rates coupled with an increase in the average funds held in reserve in comparison to the same period in the prior year. Other income increased slightly in the current year as a result of fluctuations in transfer fee income.

Costs and expenses increased for the year ended December 31, 1995 compared to 1994 due to increases in all categories except general and administrative expenses and property management fees. Mortgage interest expense increased as a result of the compounding of deferred interest expense on the zero coupon mortgage. Operating expenses increased in the aggregate as a result of an increase in utility and insurance expense, offset by all other operating expenses either decreasing or remaining consistent with the prior years. Utility expenses increased due to rate increases throughout the year and insurance increased due to insurance premium increases. Partnership management fees increased in conjunction with a rate increase in 1995.
Depreciation and amortization expense increased due to increases in tenant improvements and leasing commissions.

Partnership management fees increased in 1995 compared to 1994 in conjunction with a rate increase effective in the third quarter of 1994, which resulted in an overall increase of the 1995 partnership management fee expense. Administrative expense decreased in 1995 due to a decrease in payroll charges, accounting fees, and rent expenses. Property management fees decreased in 1995 as a result of slight decreases in billed revenues in the second and third quarters of 1995.

Inflation

Inflation has not had a material impact on Registrant's operations or financial condition during the last three years and is not expected to have a material impact in the future.

Item 8.          Financial Statements and Supplementary Data

                            HIGH CASH PARTNERS, L.P.

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                      INDEX




Independent Auditor's Report

Independent Auditors' Report

Financial statements - years ended
  December 31, 1996, 1995 and 1994

         Balance sheets
         Statements of operations
         Statement of partners' equity
         Statements of cash flows
         Notes to financial statements

Schedule III:

         Real estate and accumulated depreciation

All other financial statement schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

To the Partners of
High Cash Partners, L.P.
Greenwich, Connecticut

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of High Cash Partners, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Cash Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







Hays & Company


February 21, 1997
New York, New York

INDEPENDENT AUDITORS' REPORT


To the Partners of
High Cash Partners, L.P.

We have audited the accompanying statements of operations, partners' equity and cash flows of High Cash Partners, L.P. (a Delaware limited partnership) for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 as it relates to the year ended
December  31, 1994.  These  financial  statements  and the  financial  statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of High Cash Partners, L.P. for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





March 16, 1995

Deloitte & Touche

                                HIGH CASH PARTNERS, L.P.

                                     BALANCE SHEETS

                                                                    December 31,
                                                         ------------------------------
                                                              1996              1995
                                                         ------------      ------------
ASSETS

       Real estate, net ............................     $ 22,465,506      $ 22,869,017
       Cash and cash equivalents ...................        1,774,565         1,407,276
       Other assets ................................           93,509           117,583
       Tenant receivables ..........................           78,929           156,608
       Prepaid insurance premiums ..................           73,394            42,357
       Prepaid real estate taxes ...................             --              59,393
                                                         ------------      ------------

                                                         $ 24,485,903      $ 24,652,234
                                                         ============      ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
       Mortgage loan payable .......................     $  6,500,000      $  6,500,000
       Deferred interest payable ...................        9,191,865         7,530,719
       Distributions payable .......................          305,007           305,007
       Accounts payable and accrued expenses .......          125,520            90,330
       Due to affiliates ...........................           78,817            80,870
       Tenants' security deposits payable ..........           55,259            55,659
                                                         ------------      ------------

             Total liabilities .....................       16,256,468        14,562,585
                                                         ------------      ------------

Commitments and contingencies (Notes 3, 4, 5 and 8)

Partners' equity
       Limited partners' equity (96,472 units issued
             and outstanding) ......................        8,387,322        10,228,934
       General partners' deficit ...................         (157,887)         (139,285)
                                                         ------------      ------------

             Total partners' equity ................        8,229,435        10,089,649
                                                         ------------      ------------

See notes to financial statements.

                                HIGH CASH PARTNERS, L.P.

                                STATEMENTS OF OPERATIONS



                                                           Year ended December 31,
                                                   1996             1995             1994
                                               -----------      -----------      -----------
Revenues
       Rental income .....................     $ 2,562,666      $ 2,556,124      $ 2,426,071
       Other income ......................           1,640            4,900            3,010
       Interest income ...................          72,716           71,206           48,329
                                               -----------      -----------      -----------

                                                 2,637,022        2,632,230        2,477,410
                                               -----------      -----------      -----------

Costs and expenses
       Mortgage loan interest ............       1,661,146        1,482,544        1,325,946
       Operating .........................         604,082          595,487          544,908
       Depreciation and amortization .....         478,846          476,282          461,663
       Partnership management fees .......         301,475          301,475          271,328
       Administrative ....................         152,073          141,545          148,231
       Property management fees ..........          79,584           76,995           83,197
                                               -----------      -----------      -----------

                                                 3,277,206        3,074,328        2,835,273
                                               -----------      -----------      -----------

Net loss .................................     $  (640,184)     $  (442,098)     $  (357,863)
                                               ===========      ===========      ===========



Net loss attributable to
       Limited partners ..................     $  (633,782)     $  (437,677)     $  (354,284)
       General partners ..................          (6,402)          (4,421)          (3,579)
                                               -----------      -----------      -----------

                                               $  (640,184)     $  (442,098)     $  (357,863)
                                               ===========      ===========      ===========


Net loss per unit of limited partnership
    intinterest6(96,472iunitstoutstanding)     $     (6.57)     $     (4.54)     $     (3.67)
                                               ===========      ===========      ===========


                           See notes to financial statements.

                                   HIGH CASH PARTNERS, L.P.

                                 STATEMENT OF PARTNERS' EQUITY

                         YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                 General          Limited            Total
                                                Partners'        Partners'          Partners'
                                                 Deficit          Equity             Equity
                                             ------------      ------------      ------------
Balance, January 1, 1994 ...............     $   (106,905)     $ 13,434,625      $ 13,327,720

Net loss - 1994 ........................           (3,579)         (354,284)         (357,863)

Distributions to partners
       ($12.50 per limited partner unit)          (12,180)       (1,205,900)       (1,218,080)
                                             ------------      ------------      ------------

Balance, December 31, 1994 .............         (122,664)       11,874,441        11,751,777

Net loss - 1995 ........................           (4,421)         (437,677)         (442,098)

Distributions to partners
       ($12.52 per limited partner unit)          (12,200)       (1,207,830)       (1,220,030)
                                             ------------      ------------      ------------

Balance, December 31, 1995 .............         (139,285)       10,228,934        10,089,649

Net loss - 1996 ........................           (6,402)         (633,782)         (640,184)

Distributions to partners
       ($12.52 per limited partner unit)          (12,200)       (1,207,830)       (1,220,030)
                                             ------------      ------------      ------------

Balance, December 31, 1996 .............     $   (157,887)     $  8,387,322      $  8,229,435
                                             ============      ============      ============


                              See notes to financial statements.

                                            HIGH CASH PARTNERS, L.P.

                                            STATEMENTS OF CASH FLOWS



                                                                         Year ended December 31,
                                                                ---------------------------------------------
                                                                    1996             1995             1994
                                                                -----------      -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
       Net loss ...........................................     $  (640,184)     $  (442,098)     $  (357,863)
       Adjustments to reconcile net loss to net cash
             provided by operating activities
                  Deferred interest expense ...............       1,661,146        1,482,544        1,325,946
                  Depreciation and amortization ...........         478,846          476,282          461,663
                  Stepped lease rentals ...................          10,346           13,180          (12,082)
       Changes in assets and liabilities
             Tenant receivables ...........................          77,679         (127,993)          22,055
             Other assets .................................         (13,048)         (20,912)         (10,311)
             Prepaid real estate taxes ....................          59,393             (611)          (1,670)
             Prepaid insurance premiums ...................         (31,037)           3,857          (31,110)
             Accounts payable and accrued expenses ........          35,190           18,817          (14,459)
             Due to affiliates ............................          (2,053)          (5,625)          74,352
             Tenants' security deposits payable ...........            (400)           1,983            2,250
                                                                -----------      -----------      -----------

                  Net cash provided by operating activities       1,635,878        1,399,424        1,458,771
                                                                -----------      -----------      -----------

Cash flows from investing activities
       Additions to real estate ...........................         (48,559)         (17,000)        (153,681)
                                                                -----------      -----------      -----------

Cash flows from financing activities
       Distributions to partners ..........................      (1,220,030)      (1,218,081)      (1,402,254)
                                                                -----------      -----------      -----------

Net increase (decrease) in cash and
       cash equivalents ...................................         367,289          164,343          (97,164)

Cash and cash equivalents, beginning of year ..............       1,407,276        1,242,933        1,340,097
                                                                -----------      -----------      -----------

Cash and cash equivalents, end of year ....................     $ 1,774,565      $ 1,407,276      $ 1,242,933
                                                                ===========      ===========      ===========

                                      See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1         ORGANIZATION

         High Cash Partners,  L.P.  (formerly High Income Partners L.P. - Series
         87) (the "Partnership") was formed in May, 1986, pursuant to the Delaware Revised Uniform Limited Partnership Act, for the purpose of acquiring and operating real estate. The Partnership will terminate on December 31, 2030 or sooner, in accordance with the terms of the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission which became effective on June 29, 1988, covering an offering of 400,000 limited partnership units (subject to an increase if the Underwriter exercised its right to sell an additional 200,000 units) at $250 per unit.

         The Partnership's public offering terminated on June 29, 1990 at which time the Partnership had accepted subscriptions for 77,901 limited partnership units (including those units sold to the initial limited partner) for aggregate net proceeds of $17,284,566 (gross proceeds of
         $19,475,250   less   organization   and  offering   costs   aggregating
         $2,190,684).   The   Partnership   received   $2,500   and  $1,000  for
         contributions to the Partnership from the initial limited partner and the general partners, respectively. The Partnership had committed 100% of its net proceeds available for investment to the Sierra Marketplace acquisition, a retail shopping center.

         The Partnership sold 18,571 unregistered limited partnership units to Integrated Resources, Inc. ("Integrated") the former parent of the Managing General Partner of the Partnership, for aggregate net proceeds of $4,120,441 (gross proceeds of $4,642,750 less organization and offering costs aggregating $522,309). Simultaneously, Integrated sold these units to the Partnership's three bank creditors. The sale of the aforementioned units, effective January 1, 1991, was part of a transaction which enabled the Partnership to repay its unsecured loans on December 19, 1990.

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leases

         The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases where revenue is recognized on a straight-line basis over the life of the lease.

         Depreciation

         Depreciation is computed using the straight-line method over the estimated useful life of the property, which is approximately 40 years. The cost of the property represents the initial cost of the property to the Partnership plus acquisition and closing costs. Repairs and maintenance are charged to operations as incurred.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         Write-down for impairment

         A write-down for impairment is recorded based upon a quarterly review of the property in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

         A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for write-downs in the future and such write-downs could be material. A write-down for impairment was not required for the years ended December 31, 1996, 1995 and 1994.

         Financial statements

         The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership.

         Cash and cash equivalents

         For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents.

         Substantially all of the Partnership's cash and cash equivalents are held at one financial institution.

         Fair value of financial instruments

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and a mortgage loan payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.


         Net loss and distributions per unit of limited partnership interest

         Net loss and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (96,472) during the years ended December 31, 1996, 1995 and 1994.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Income taxes

         No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

         The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership losses, which changes could effect the income tax liability of the individual partners.

         Reclassifications

         Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Effective April 1, 1991, Integrated purchased, in an arms-length transaction from an unaffiliated third party, 8,361 limited partnership units. Effective January 1, 1995 pursuant to the consummation of Integrated's Plan of Reorganization, these units were transferred to XRC Corp. For the years ended December 31, 1996, 1995 and 1994 Integrated and/or XRC Corp. earned quarterly distributions from those units of $104,680, $104,680 and $104,513, respectively.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         (continued)

         Wexford Management Corp. had been engaged to perform management and administrative services to Presidio, XRC Corp. and its direct and indirect subsidiaries as well as the Partnership. Wexford Management Corp. was engaged to perform similar services for other entities which may be in competition with the Partnership. Effective January 1, 1996, Wexford Management Corp., formerly Concurrency Management Corp., assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). During 1996, amounts paid to Wexford for management and administrative services provided to the Partnership amounted to $46,226.

         In December, 1994, Fourth Group Partners notified the Partnership of its withdrawal as Associate General Partner. The withdrawal became effective on February 28, 1995. Upon the effective date of the withdrawal, Presidio AGP Corp., a Delaware corporation, which is a subsidiary of Presidio, became the Associate General Partner.

         Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. An affiliated partnership, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), whose managing general partner is also owned by Presidio, made a zero coupon first mortgage loan to the Partnership and conflicts could arise with respect to such loan (Note 5).

         The Partnership has entered into a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of the Managing General Partner, to perform certain functions related to the management of the property. A portion of the property management fees payable to Resources Supervisory were paid to an unaffiliated management company which was engaged for the purpose of performing the management functions for certain properties. For the years ended December 31, 1996, 1995 and 1994, Resources Supervisory was entitled to receive $79,584, $76,995 and $83,197, respectively, of which $65,364, $56,666 and $61,095, respectively, was paid to the unaffiliated management company.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to a percentage of the gross offering proceeds as follows: 1/8% until the third anniversary date of the offering; 1% until the sixth anniversary and 1.25% thereafter. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner was entitled to a partnership management fee of $301,475, $301,475 and $271,328, respectively.

         The General Partners are allocated 1% of the net income or losses of the Partnership and are also entitled to receive 1% of distributions.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4         REAL ESTATE

         Real estate assets represent the Partnership's sole acquisition, Sierra Marketplace, a community marketplace located in Reno, Nevada which was purchased by the Partnership on February 10, 1989, and is summarized as follows:

                                                     1996                1995
                                                 -----------         -----------
Land ...................................         $ 8,868,859         $ 8,868,859
Building and improvements ..............          17,065,377          17,016,818
                                                 -----------         -----------
                                                  25,934,236          25,885,677
Less accumulated depreciation ..........           3,468,730           3,016,660
                                                 -----------         -----------

                                                 $22,465,506         $22,869,017
                                                 ===========         ===========

         The land, building and improvements are collateralized by the mortgage payable.

         During 1996 and 1995, three tenants each accounted for in excess of 10% of the Partnership's rental revenues. Such tenants accounted for approximately 20.8%, 19.5% and 16.9% during 1996 and 20.6%, 19.3% and
         16.7% during 1995 with leases expiring in the years 2008, 2003 and 2008, respectively.

         Minimum future rental payments receivable, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancelable leases as of December 31, 1996 are approximately as follows:

                      Year ending December 31,

                             1997                                 $ 2,025,000
                             1998                                   1,837,000
                             1999                                   1,454,000
                             2000                                   1,363,000
                             2001                                   1,270,000
                             Thereafter                             7,055,000
                                                                  -----------

                                                                  $15,004,000
                                                                  ===========

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5         MORTGAGE LOAN PAYABLE

         The mortgage loan payable represents a zero coupon first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the General Partners. The mortgage loan bears interest at the rate of 11.22% per annum, compounded monthly. The principal balance, along with deferred interest thereon, which is estimated to aggregate $24,966,653, is due on February 28, 2001. The mortgage loan may not be prepaid, except in the event of condemnation or casualty, until after the expiration of the tenth year of the mortgage loan and then may be prepaid, in whole only, for the remainder of the term without penalty or premium.

         In accordance with the terms of the mortgage, additional interest may be payable equal to 23.9% of the appreciation in the value of the property after payment of a specified return to the Partnership.

         The maximum annual rate of interest, including the additional interest, is not to exceed 16% compounded annually and is due on the earlier of the maturity date or the date the mortgage loan is prepaid. Additionally, the terms of the mortgage loan require the Partnership to provide RAM 2 with a current appraisal of the property upon RAM 2's request. If it is determined, based upon the requested appraisals, that the sum of (i) the principal balance of the mortgage loan plus all other then outstanding indebtedness secured by the property and (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages, exceeds 85% of the appraised value, an amount equal to such excess shall become immediately due and payable to RAM 2. In the event that RAM 2 insisted upon such payment, the Partnership might not have the liquidity to make such payment. In such event, the Partnership would attempt to negotiate terms for such payment (which could include the reduction or elimination of cash distributions to the partners), but could be forced to sell the property or seek other relief, including protection under the bankruptcy laws, and in any event might ultimately lose its investment in the property.

6         DISTRIBUTIONS PAYABLE

         Distributions payable are as follows:

                                                   December 31,
                                            -------------------------
                                               1996            1995
                                            ---------       ---------
                      Limited partners      $ 301,957       $ 301,957
                      General partners          3,050           3,050
                                            ---------       ---------
                                            $ 305,007       $ 305,007
                                            =========       =========

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6         DISTRIBUTIONS PAYABLE Continued)

         Distributions were paid in the quarters subsequent to December 31, 1996 and 1995, respectively.

7         DUE TO AFFILIATES

         The amounts due to affiliates are as follows:

                                                              December 31,
                                                      ------------------------
                                                         1996            1995
                                                      --------       ---------
                      Partnership Management Fee     $  75,368       $  75,369
                      Supervisory Management Fee         3,449           5,501
                                                     ---------       ---------

                                                     $  78,817       $  80,870
                                                     =========       =========


         Amounts due to affiliates were paid in the quarters subsequent to December 31, 1996 and 1995, respectively.

8         STATUS OF INTEGRATED

         On February 13, 1990, Integrated, then the sole shareholder of the Managing General Partner, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While the Integrated bankruptcy did not directly affect the Partnership's operations, it has resulted in certain changes.

         On August 8, 1994, the Bankruptcy Court confirmed a Plan of Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company, Inc. and the Official Committee of Subordinated Bondholders and on November 3, 1994, the Steinhardt Plan was
         consummated. Presidio purchased substantially all of the assets of Integrated but not the stock of the Managing General Partner. The assets not purchased by Presidio in connection with the consummation of the Steinhardt Plan, including the stock of the Managing General Partner, were transferred to XRC Corp. ("XRC"). XRC, a Delaware Corporation, was at the time it was created, a newly formed subsidiary of Integrated and, following the consummation of the Steindhardt Plan, is owned 12% by IR Partners, a general partnership and 88% by former creditors of Integrated.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


8         STATUS OF INTEGRATED (continued)

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

         XRC has elected new directors for the Managing General Partner and Resources Supervisory. However, one executive remains the same and certain of Integrated's former employees who performed services for the Partnership are now employees of Wexford, which provides administrative services to XRC and the Partnership.

9         RECONCILIATION OF NET LOSS AND NET ASSETS PER FINANCIAL STATEMENTS TO
          TAX BASIS

         The  Partnership  files  its  tax  return  on  an  accrual  basis.  The
         Partnership has computed depreciation for tax purposes using the Modified Accelerated Cost Recovery System, which is not in accordance with generally accepted accounting principles. A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:

                                                     Year ended December 31,
                                            ---------------------------------------
                                               1996           1995          1994
                                            ---------      ---------      ---------
Net loss per financial statements .....     $(640,184)     $(442,098)     $(357,863)

Tax depreciation in excess of financial
statement depreciation ................       (87,846)       (89,976)      (100,464)
                                            ---------      ---------      ---------

Net loss per tax basis ................     $(728,030)     $(532,074)     $(458,327)
                                            =========      =========      =========

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

9 RECONCILIATION OF NET LOSS AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

         The differences between the Partnership's net assets per financial statements and the tax basis of accounting are as follows:

                                                           December 31,
                                                --------------------------------
                                                     1996               1995
                                                ------------       -------------
Net assets per financial statements ......      $  8,229,435       $ 10,089,649

Cumulative tax depreciation in excess
of financial statement depreciation ......          (679,037)          (591,191)

Syndication costs ........................         2,712,993          2,712,993
                                                ------------       ------------

Net assets per tax basis .................      $ 10,263,391       $ 12,211,451
                                                ============       ============

                                                      HIGH CASH PARTNERS, L.P.

                                       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1996

                                                                         COSTS CAPITALIZED
                                               INITIAL COST TO             SUBSEQUENT TO           GROSS AMOUNT AT WHICH CARRIED AT
                                                PARTNERSHIP                 ACQUISITION                   CLOSE OF PERIOD
                                          ------------------------       -------------------      ----------------------------------
                                                          BUILDING                                           BUILDING
                                                            AND                                                AND
                               ENCUM-                     IMPROVE        IMPROVE    CARRYING                 IMPROVE
DESCRIPTION                    BRANCES         LAND        MENTS          MENTS      COSTS        LAND        MENTS         TOTAL
-----------                    -------         ----        -----          -----      -----        ----        -----         -----
Sierra Marketplace
  Retail Shopping Center
  Reno, Nevada              $15,691,865   $ 8,868,859   $16,494,467   $   570,910   $    -    $ 8,868,859   $17,065,377  $25,934,236
                            -----------   -----------   -----------   -----------   -----     -----------   -----------  -----------

                                                      HIGH CASH PARTNERS, L.P.

                                 Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

                                                          DECEMBER 31, 1996

                                                                         LIFE ON WHICH
                                                                        DEPRECIATION IN
                                              DATE OF                    LATEST INCOME
                            ACCUMULATED       CONSTRUC-     DATE           STATEMENTS
DESCRIPTION                 DEPRECIATION        TION       ACQUIRED        IS COMPUTED
-----------                 -------------     ---------    --------     ----------------
Sierra Marketplace
  Retail Shopping Center                                                Straight-line method
  Reno, Nevada              $   3,468,730      10/88         2/89            40 years
                            -------------      -----         ----            --------

                                                                Year ended December 31,
                                                  -------------------------------------------------

                                                       1994              1995             1996
                                                  -------------     -------------     --------------
(A) RECONCILIATION OF REAL ESTATE OWNED

Balance at beginning of year                      $  25,714,996     $  25,868,677     $  25,885,677

Additions during year
     Purchases                                          153,681            17,000            48,559
                                                  -------------     -------------     -------------
Balance at end of year                            $  25,868,677     $  25,885,677     $  25,934,236
                                                  -------------     -------------     -------------

                                                                Year ended December 31,
                                                  -------------------------------------------------

                                                       1994              1995             1996
                                                  -------------     -------------     --------------
(B) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year                      $   2,130,682     $   2,567,522     $   3,016,660

Additions during year
     Depreciation                                       436,840           449,138           452,070
                                                  -------------     -------------     -------------
Balance at end of year                            $   2,567,522     $   3,016,660     $   3,468,730
                                                  -------------     -------------     -------------


Note: The aggregate cost for income tax purposes is $25,934,236 at December 31, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.       Directors and Executive Officers of Registrant

Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Associate General Partner, in its capacity as such, does not devote any material amount of its business time and attention to Registrant's affairs.

Based on a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during its most recent fiscal year and Forms 5 and amendments thereto furnished to Registrant with respect to its most recent fiscal year and written representations received pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the Managing General Partner, directors or officers of the Managing General Partner or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years. However, written representations were not received from the partners of the former Associate General Partner.

As of March 1, 1997, the names and ages of, as well as the positions held by, the officers and directors of the Managing General Partner were as follows:

                                                                                         Has served as a Director and/or
                                                                                         Officer of the Managing General
Name                            Age                Positions Held                        Partner since
---------------------------  -----------  --------------------------------------------  ----------------------------------------
Frederick Simon                 42           Director and President                             February 1996
---------------------------  -----------  --------------------------------------------  ----------------------------------------
Robert Holtz                    29           Director and Vice President                        November 1994, February 1996
---------------------------  -----------  --------------------------------------------  ----------------------------------------
Mark Plaumann                   41           Director and Vice President                        March 1995
---------------------------  -----------  --------------------------------------------  ----------------------------------------
Jay L. Maymudes                 36           Vice President, Secretary and Treasurer            November 1994
---------------------------  -----------  --------------------------------------------  ----------------------------------------
Arthur H. Amron                 40           Vice President and Assistant Secretary             November 1994
---------------------------  -----------  --------------------------------------------  ----------------------------------------
Frank Goveia                    50           Vice President                                     May 1986
---------------------------  -----------  --------------------------------------------  ----------------------------------------

All of the directors will hold office until the next annual meeting of stockholders of the Managing General Partner and until their successors are elected and qualified.

There are no family relationships between any executive officer and any other executive officer or director of the Managing General Partner.

Frederick Simon was a Senior Vice President of Wexford Management Corp. from November 1995 to December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence Properties Inc. ("Resurgence"), a company engaged in diversified real estate activities. From January 1994 through November 1995, Mr. Simon was an independent real estate investor. From 1984 through 1993, Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the United States arm of Greycoat PLC, a London stock exchange real estate investment and development company.

Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Mark Plaumann has served as Director and Vice President of Presidio since March 1995. Mr. Plaumann has been a Senior Vice President of Wexford since January 1996. From February 1995 through December 1995, Mr. Plaumann had been a Senior Vice President of Wexford Management Corp. Mr. Plaumann was employed by Alvarez and Marsel, Inc. as a Managing Director from February 1990 through January 1995, by American Healthcare Management Inc. from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor.

Arthur H. Amron has been a Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been a Senior Vice President and the General Counsel of Wexford. Also, from November 1994 to December 1995, Mr. Amron was the General Counsel and, since March 1995, a Vice President of Wexford Management Corp. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel. Previously, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Frank Goveia has been the Chief Operating Officer and a Senior Vice President of Wexford since January 1996. From July 1994 to December 1995, Mr. Goveia was a Vice President of Wexford Management Corp. Mr. Goveia was associated with Integrated from February 1983 to November 1994, and was a Senior Vice President since 1990, primarily involved in financial reporting and controls.

In December 1994, Fourth Group Partners notified Registrant of its withdrawal as the Associate General Partner of Registrant. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP became the Associate General Partner.

The following is the list of the officers and directors of Presidio AGP, the Associate General Partner of Registrant:

                                                                                           Has served as a Director and/or
                                                                                           Officer of the Managing General
Name                            Age          Positions Held                                Partner since
---------------------------  -----------  ----------------------------------------------  ---------------------------------
Robert Holtz                    29           Director and President                                 March 1995
---------------------------  -----------  ----------------------------------------------  ---------------------------------
Mark Plaumann                   41           Director and Vice President                            March 1995
---------------------------  -----------  ----------------------------------------------  ---------------------------------
Jay L. Maymudes                 36           Vice President, Secretary and Treasurer                March 1995
---------------------------  -----------  ----------------------------------------------  ---------------------------------
Arthur H. Amron                 40           Vice President and Assistant Secretary                 March 1995
---------------------------  -----------  ----------------------------------------------  ---------------------------------

See the biographies of the above named officers and directors in the preceding section.

Many of the above officers and directors of the Managing General Partner and the current Associate General Partner are also officers and/or directors of the general partners of other public partnerships which are affiliated with Presidio or of subsidiaries of Presidio.


Item 11.       Executive Compensation

Registrant is not required to and did not pay remuneration to the officers and directors of the Managing General Partner or of the new Associate General Partner, nor to the partners of the former Associate General Partner. Certain officers and directors of the Managing General Partner receive compensation from the Managing General Partner, XRC and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Managing General Partner believes that any compensation attributable to services performed for Registrant is not material. See Item 13, "Certain Relationships and Related Transactions."


Item 12.       Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1997, only the following persons were known by Registrant to be the beneficial owners of more than 5% of Registrant's Units:

                                                                        % of Units
       Limited Partner                     # of Units Owned            Outstanding
----------------------------------------------------------------------------------
XRC Corp. (1)                                    8,361                    8.7%
c/o  Wexford  Management  LLC
411 West  Putnam
Avenue Greenwich, CT 06830
----------------------------------------------------------------------------------
Equity Resources Fund XIV                        8,998                    9.3%
Limited Partnership (2)
14 Story Street
Cambridge, MA  02138
----------------------------------------------------------------------------------

(1) Effective January 1, 1995, pursuant to the consummation of Integrated's bankruptcy, the Units were transferred by Integrated to XRC. Integrated had previously purchased all of the Units owned by First American
         National Bank of Tennessee ("FANB Tennessee"), one of the three banks that held a Short-Term Loan, on February 4, 1991, at a price of $45 per Unit for an aggregate purchase price of $376,245. This transfer became effective on April 1, 1991. FANB Tennessee originally purchased its Units from Integrated pursuant to a settlement agreement dated as of October 17, 1990 among Registrant, Integrated and the Banks (the
         "Settlement Agreement").

(2)      Equity  Resources Fund XIV Limited  Partnership  purchased all of these
         Units from FIB Washington on February 8, 1993. The transfer was effective as of April 1, 1993. FIB Washington had originally purchased all of these Units from Integrated pursuant to the Settlement Agreement at a price of $203.75 per Unit for an aggregate purchase price of $1,833,342.50.

As of March 1, 1997, neither of the General Partners nor their directors and officers was known by Registrant to beneficially own any Units of Registrant or shares of XRC, the parent of the Managing General Partner.

As of March 1, 1997, there were 10,000,000 shares of outstanding common stock of XRC (the "Shares"). The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Shares, U.S. $.01 par value as of November 3, 1994 by each person who beneficially owns 5% or more of the Shares $.01 par value. The shareholders of XRC are entitled to elect the five members of XRC's Board of Directors.

                                                      Beneficial Ownership
Name of Beneficial Owner                     Number of Shares      Percentage Outstanding
----------------------------------  ------------------------------------------------------
IR Partners                                   1,200,000 (1)                12.0%
----------------------------------  ------------------------------------------------------
Thomas F. Steyer/Fleur A. Fairman             2,333,719 (2)                23.3%
----------------------------------  ------------------------------------------------------
John M. Angelo/Michael L. Gordon              1,196,804 (3)                11.9%
----------------------------------  ------------------------------------------------------


(1)    IR  Partners  is  a  general   partnership  whose  general  partners  are
       Steinhardt Management Company Inc. ("Steinhardt Management"),  certain of its  affiliates  and  accounts  managed by it and  Roundhill  Associates.
       Roundhill  Associates is a limited  partnership  whose general partner is
       Charles E. Davidson,  the Chairman of the Board of Presidio.  Pursuant to
       Rule  13d-3  under the  Exchange  Act,  each of Michael  Steinhardt,  the controlling  person of  Steinhardt  Management  and its  affiliates,  and
       Charles  E.  Davidson  may be  deemed  to be  beneficial  owners  of such
       1,200,000 shares.


       The address of IR Partners and Michael Steinhardt and his affiliates is 605 Third Avenue, 33rd Floor, New York, New York 10158; the address of
       Charles E.  Davidson  is c/o Wexford  Management  LLC,  411 West  Pentium
       Avenue, Greenwich, CT 06830.

(2)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional Partners II, L.P. ("FCIP II") and Tinicum Partners,
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively, by each of such Farallon Partnerships.

       Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish,
       Andrew B. Fremder, William F. Mellin, Steven L. Millham, Meridee A. Moore and Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(3)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

       The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o
       Farallon  Capital  Partners,  L.P.,  One Maritime  Plaza,  San Francisco,
       California  94111 and the  address of Fleur A.  Fairman  is c/o  Farallon
       Capital  Management,  Inc., 800 Third Avenue,  40th Floor,  New York, New
       York 10022. The address of Angelo, Gordon and Co., L.P. and its affiliate is 245 Park Avenue, 26th Floor, New York, NY 10167.

Item 13.       Certain Relationships and Related Transactions

The General Partners and certain affiliated entities have, during the year ended December 31, 1996, earned or received compensation or payments for services from or with respect to Registrant as follows:

  Name of Recipient                                   Capacity in Which Served                          Compensation
  --------------------------------------------------  --------------------------------------------  ------------------
  Resources High Cash, Inc. (1)                       Managing General Partner                          $    313,555
  --------------------------------------------------  --------------------------------------------  ------------------
  Resources Supervisory Management Corp. (2)          Affiliated Supervisory Management Company
  --------------------------------------------------  --------------------------------------------  ------------------
  Presidio AGP Corp. (3)                              Associate General Partner                         $        120
  --------------------------------------------------  --------------------------------------------  ------------------


(1)    (i) $12,080  represents the Managing General  Partner's share of adjusted
       cash  from   operations  and  (ii)  $301,475   represents  a  partnership
       management fee earned by the Managing General Partner. Furthermore, under
       Registrant's  Partnership Agreement,  .99% of the net income and net loss of  Registrant  is allocated to the Managing  General  Partner.  Pursuant thereto, for the year ended December 31, 1996, $7,207 of Registrant's tax loss was allocated to the Managing General Partner.

(2) This amount was earned pursuant to a supervisory management agreement with Registrant for performance of certain functions related to property management. The total fee earned by Resources Supervisory Management
       Corp. was $79,584 of which $65,364 was paid to CB Commercial, the unaffiliated property management company that performs services for Resources Supervisory Management Corp.

(3) This amount represents the Associate General Partner's share of adjusted cash from operations. For the year ended December 31, 1996, $73 of Registrant's tax loss was allocated to the Associate General Partner pursuant to Registrant's Partnership Agreement (the Associate General
       Partner is entitled  to receive  .01% of  Registrant's  net income or net loss).

PART IV


Item     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements: See "Index to Financial Statements" in Item 8.

(a)(2)   Financial Statement Schedules:  See "Index to Financial  Statements" in
         Item 8.

(a)(3)   Exhibits:



3. (a) Second Amended and Restated Partnership Agreement ("Partnership Agreement") of Registrant, incorporated by reference to Exhibit 3D to Amendment No. 2 to Registrant's Registration Statement on Form S-11 filed on June 24, 1988 (Reg. No. 33-6412) (hereinafter the "Form S-11").

               (b) Amended and Restated Certificate of Limited Partnership of Registrant, incorporated by reference to Exhibit 3C to the Form S-11.

               (c)    Amendment  to  Partnership   Agreement,   incorporated  by
                      reference to Supplement No. 1 dated August 19, 1988 to Registrant's Prospectus filed pursuant to Rules 424(b) and 424(c) (Reg. No. 33-6412).

10. (a) Management Services Agreement between Registrant and Resources Property Management Corp., incorporated by reference to Exhibit 10B to Amendment No. 2 to the Form S-11.

               (b)    Acquisition  and  Disposition   Services  Agreement  among
                      Registrant, Realty Resources Inc., and Resources High Cash, Inc., incorporated by reference to Exhibit 10.(b) of Registrant's Report on Form 10-K for the year ended December 31, 1988 (hereinafter the "1988 10-K").

               (c) Agreement among Resources High Cash, Inc., Integrated Resources, Inc. and Fourth Group Partners, incorporated by reference to Exhibit 10.(c) of the 1988 10-K.

               (d) Agreement of Purchase and Sale between Sierra Virginia, Inc. and Nevada Corp., incorporated by reference to
                      Exhibit 10A to Registrant's Form 8 with respect to Registrant's current report on Form 8-K dated February 10, 1989.

               (e) Registered Note by Registrant to RAM 2 in connection with the purchase of Sierra Marketplace, incorporated by reference to Exhibit 10B to Registrant's Form 8 with respect to Registrant's current report on Form 8-K dated February 10, 1989, incorporated by reference to Exhibit 10(f) of Registrant's Report on Form 10-K for the year ended December 31, 1989 (hereinafter the "1989 10-K").

               (f)    Settlement   Agreement,   dated  October  17,  1990  among
                      Registrant, Integrated, First Interstate Bank of Denver N.A., First Interstate Bank of Washington, N.A. and First American National Bank, Incorporated, incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated December 19, 1990.

               (g) Supervisory Management Agreement dated as of November 1, 1991 between Registrant and Resources Supervisory Management Corporation incorporated by reference to
                      Exhibit 10 (g) to Registrant's Report on Form 10-K for the year ended December 31, 1991.

               (h) Management Agreement dated as of November 1, 1991 among Registrant, Resources Supervisory Management Corp. and CB Commercial Real Estate Group, Inc., incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-K for the year ended December 31, 1991.

               (i) Exclusive Leasing Listing Agreement dated as of January 1, 1993 between Resources Supervisory Management Corp. and CB Commercial Real Estate Group, Inc., incorporated by reference to Exhibit 10(i) to Registrant's Report on Form 10-K for the year ended December 31, 1993.

               (j) First Amendment to Exclusive Leasing Listing Agreement dated as of January 1, 1994 between Resources Supervisory Management Corp. and CB Commercial Real Estate Group, Inc., incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the year ended December 31, 1993.

               (k) Second Amendment to Management Agreement dated as of January 1, 1994 between Resources Supervisory Management Corp. and CB Commercial Real Estate Group, Inc., incorporated by reference to Exhibit 10(k) to Registrant's Report on Form 10-K for the year ended December 31, 1993.

(b)      Report on Form 8-K:

         Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

                      None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HIGH CASH PARTNERS, L.P.

                                                 By: RESOURCES HIGH CASH, INC.,
                                                     Managing General Partner



Dated: March 29, 1997                            By: /s/Frederick Simon
                                                     ------------------
                                                     Frederick Simon
                                                     President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities (with respect to the Managing General Partner) and on the dates indicated.


Dated: March 29, 1997                      By: /s/Frederick Simon
                                               ------------------
                                               Frederick Simon
                                               Director and President
                                               (Principal Executive Officer)



Dated: March 29, 1997                      By: /s/Mark Plaumann
                                               ----------------
                                               Mark Plaumann
                                               Director and Vice President



Dated: March 29, 1997                      By: /s/Jay L. Maymudes
                                               ------------------
                                               Jay L. Maymudes
                                               Vice President
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)