Form 10-Q
period 1997-03-31
HIGH CASH PARTNERS L P
filed 1997-05-15
CIK 794984

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


       For the quarterly period ended March 31, 1997

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

                            HIGH CASH PARTNERS, L.P.

                           FORM 10-Q - MARCH 31, 1997




                                      INDEX



PART I - FINANCIAL INFORMATION

    ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 1997 and December 31, 1996 ...................


       STATEMENTS OF OPERATIONS - For the three months
             ended March 31, 1997 and 1996 .....................................


       STATEMENT OF PARTNERS' EQUITY - For the three months
             ended March 31, 1997...............................................


       STATEMENTS OF CASH FLOWS - For the three months
             ended March 31, 1997 and 1996 .....................................


       NOTES TO FINANCIAL STATEMENTS ...........................................

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ..............................


PART II - OTHER INFORMATION

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..................................

SIGNATURES......................................................................

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                       March 31,     December 31,
                                                         1997           1996
                                                     -----------     -----------
ASSETS

     Real estate, net ..........................     $15,875,005     $22,465,506
     Cash and cash equivalents .................       1,793,547       1,774,565
     Tenant receivables ........................          78,929          78,929
     Other assets ..............................          80,157          93,509
     Prepaid real estate taxes .................          58,600            --
     Prepaid insurance premiums ................          52,255          73,394
                                                     -----------     -----------

                                                     $17,938,493     $24,485,903
                                                     ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable .....................     $ 6,500,000     $ 6,500,000
     Deferred interest payable .................       9,636,150       9,191,865
     Accounts payable and accrued expenses .....         110,760         125,520
     Due to affiliates .........................          78,466          78,817
     Tenants' security deposits payable ........          55,259          55,259
     Distributions payable .....................            --           305,007
                                                     -----------     -----------

        Total liabilities ......................      16,380,635      16,256,468

Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated)
        (96,472 units issued and outstanding) ..          15,568          82,284
     General partners' equity (as restated) ....       1,542,290       8,147,151
                                                     -----------     -----------

        Total partners' equity .................       1,557,858       8,229,435
                                                     -----------     -----------

                                                     $17,938,493     $24,485,903
                                                     ===========     ===========


                       See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS



                                                   For the three months ended
                                                             March 31,
                                                  -----------------------------
                                                       1997              1996
                                                  -----------       -----------
Revenues
     Rental income .........................      $   621,177       $   596,658
     Interest income .......................           13,711            10,968
     Other income ..........................             --                 751
                                                  -----------       -----------

                                                      634,888           608,377
                                                  -----------       -----------

Costs and expenses
     Write-down for impairment .............        6,475,500              --
     Mortgage loan interest ................          444,285           397,323
     Operating .............................          156,051           144,829
     Depreciation and amortization .........          121,736           120,735
     Partnership management fees ...........           75,369            75,369
     Property management fees ..............           18,569            18,290
     Administrative ........................           14,955            36,463
                                                  -----------       -----------

                                                    7,306,465           793,009
                                                  -----------       -----------

Net loss ...................................      $(6,671,577)      $  (184,632)
                                                  ===========       ===========



Net loss attributable to
     Limited partners ......................      $(6,604,861)      $  (182,786)
     General partners ......................          (66,716)           (1,846)
                                                  -----------       -----------

                                                  $(6,671,577)      $  (184,632)
                                                  ===========       ===========


Net loss per unit of limited partnership
     interest (96,472 units outstanding) ...      $    (68.46)      $     (1.89)
                                                  ===========       ===========

                       See notes to financial statements.

                                 HIGH CASH PARTNERS, L.P.

                              STATEMENT OF PARTNERS' EQUITY





                                             General           Limited          Total
                                             Partners'       Partners'        Partners'
                                              Equity           Equity          Equity
                                           -----------      -----------      -----------
Balance, January 1, 1997 .............     $  (157,887)     $ 8,387,322      $ 8,229,435

Reallocation of partners' equity .....         240,171         (240,171)            --
                                           -----------      -----------      -----------

Balance, January 1, 1997 (as restated)          82,284        8,147,151        8,229,435


Net loss for the three months ended
    March 31, 1997 ...................         (66,716)      (6,604,861)      (6,671,577)
                                           -----------      -----------      -----------


Balance, March 31, 1997 ..............     $    15,568      $ 1,542,290      $ 1,557,858
                                           ===========      ===========      ===========

                       See notes to financial statements.

                                                        For the three months ended
                                                                 March 31,
                                                       ----------------------------
                                                           1997             1996
                                                       -----------      -----------

INCREASE (DECREASE0 IN CASH AND
CASH EQUIVALENTS

 Net loss ........................................     $(6,671,577)     $  (184,632)
 Adjustments to reconcile net loss to net cash
      provided by operating activities
         Write-down for impairment ...............       6,475,500             --
         Deferred interest expense ...............         444,285          397,323
         Depreciation and amortization ...........         121,736          120,735
 Changes in assets and liabilities
      Tenant receivables .........................            --             13,011
      Other assets ...............................           6,617           (9,294)
      Prepaid real estate taxes ..................         (58,600)            --
      Prepaid insurance premiums .................          21,139          (32,803)
      Accounts payable and accrued expenses ......         (14,760)          (8,359)
      Due to affiliates ..........................            (351)          78,474
      Tenants' security deposits payable .........            --               (402)
                                                       -----------      -----------

         Net cash provided by operating activities         323,989          374,053
                                                       -----------      -----------

Cash flows from investing activities
 Additions to real estate ........................            --             (7,085)

                                                       -----------      -----------

Cash flows from financing activities
 Distributions to partners .......................        (305,007)        (305,007)
                                                       -----------      -----------


Net increase in cash and cash equivalents ........          18,982           61,961

Cash and cash equivalents, beginning of period ...       1,774,565        1,407,276
                                                       -----------      -----------

Cash and cash equivalents, end of period .........     $ 1,793,547      $ 1,469,237
                                                       ===========      ===========


                       See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         In performing its quarterly impairment review of the Sierra property, management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and therefore, an impairment existed. An internal analysis of the fair value of the property indicated an

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997. A write-down for impairment was not required for the three months ended March 31, 1996.


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

         Effective April 1, 1991, Integrated purchased, in an arms-length transaction from an unaffiliated third party, 8,361 limited partnership units. Effective January 1, 1995 pursuant to the consummation of Integrated's Plan of Reorganization, these units were transferred to Presidio, XRC Corp. ("XRC").

         Wexford Management LLC ("Wexford") performs management and administrative services to XRC and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1997 and 1996, reimbursable expenses due to Wexford from the
         Partnership amounted to $6,727 and $20,000, respectively. Wexford performs similar services for other entities which may be in competition with the Partnership.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, XRC controls the Partnership through its ownership of the shares of the Managing General Partner and, as of February 28, 1995, Presidio controls the Associate General Partner. XRC is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio and XRC. Presidio Management is responsible for the day to day management of XRC and, among other things, has authority to designate directors of the Managing General Partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of XRC to Wexford.

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Affiliates of the General Partners are also engaged in businesses related to the acquisition and operation of real estate. An affiliated partnership, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), whose managing general partner is also owned by Presidio, made a zero coupon first mortgage loan to the Partnership and conflicts of interest could arise with respect to such loan.

         The Partnership has entered into a supervisory management agreement with Resources Supervisory, an affiliate of the Managing General Partner, to perform certain functions related to the management of the property. A portion of the property management fees payable to Resources Supervisory were paid to an unaffiliated management company which was engaged for the purpose of performing the management functions for the property. For the quarters ended March 31, 1997 and 1996, Resources Supervisory was entitled to receive $18,569 and $18,290, respectively, of which $15,471 and $15,185, respectively, was paid to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory for the quarter ended March 31, 1997 or 1996. Current fees of $3,097 were payable to Resources Supervisory at March 31, 1997, which were paid in the subsequent quarter.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to 1.25% of the gross offering proceeds. For the quarters ended March 31, 1997 and 1996, the Managing General Partner was entitled to a partnership management fee of $75,369. Current fees of $75,369 were payable to the Managing General Partner at March 31, 1997, which were paid in the subsequent quarter.

         The general partners are allocated 1% of the net income or losses of the Partnership which amounted to losses of $66,716 and $1,846 in the quarters ended March 31, 1997 and 1996, respectively. They are also entitled to receive 1% of distributions which amounted to $3,050 for the quarter ended March 31, 1996.

4         REAL ESTATE

         Real estate is summarized as follows:

                                               March 31,            December 31,
                                                  1997                  1996
                                             ------------          ------------
Land ...............................         $  6,667,189          $  8,868,859
Building and improvements ..........           12,791,547            17,065,377
                                             ------------          ------------
                                               19,458,736            25,934,236
Accumulated depreciation ...........           (3,583,731)           (3,468,730)
                                             ------------          ------------
                                             $ 15,875,005          $ 22,465,506
                                             ============          ============

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5         DISTRIBUTIONS PAYABLE

         Distributions payable are as follows:

                                                   March 31,           December 31,
                                                     1997                 1996
                                                   --------             --------
Limited partners .....................             $   --               $301,957
General partners .....................                 --                  3,050
                                                   --------             --------

                                                   $   --               $305,007
                                                   ========             ========

6         PARTNERS' EQUITY

         The General Partners hold a 1% equity in the interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $240,171 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

7         DUE TO AFFILIATES

         Due to affiliates are as follows:

                                                      March 31,       December 31,
                                                        1997               1996
                                                       -------           -------
Partnership Management Fee .................           $75,369           $75,369
Supervisory Management Fee .................             3,097             3,448
                                                       -------           -------

                                                       $78,466           $78,817
                                                       =======           =======

         Such amounts were paid during May 1997 and February 1997, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The General Partners hold a 1% equity in the interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $240,171 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

         The Partnership uses working capital reserves set aside from the net proceeds of its public offering and undistributed cash flow from operations as its primary measure of liquidity. The Partnership's working capital reserves initially consisted of 5% of the gross proceeds from its public offering that were set aside. As of March 31, 1997, working capital reserves amounted to approximately $1,794,000 which may be used to fund capital expenditures, insurance, real estate taxes, and distributions to partners. All expenditures made during the quarter ended March 31, 1997 were funded from cash flow from operations.

         The Partnership's mortgage loan payable to RAM 2 contains a provision which requires the Partnership to provide RAM 2 with a current appraisal of the Sierra Property upon RAM 2's request. If it is determined, based upon the requested appraisal, that the sum of (i) the principal balance of the mortgage loan plus all other then outstanding indebtedness secured by the property and (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages exceeds 85% of the appraised value, an amount equal to such excess shall become immediately due and payable to RAM 2. RAM 2 has not requested such appraisal during 1996 or the quarter ended March 31, 1997. However, the Partnership recorded a write-down on the property to a fair value of approximately $15,875,000 as of March 31, 1997. Based on such fair value, the Partnership has determined that the excess interest described above will begin to become due to RAM 2 in December 1997. Consequently, the Partnership has declared no distribution payable for the quarter ended March 31, 1997 and will not declare any distribution for the foreseeable future in order to build up cash reserves so that it will be in a position to pay any such excess interest when it becomes due.

         To the extent that adjusted cash from operations during the operating years exceeds 11% per annum, noncumulative, of original contributions of the offering, such excess may be retained in a separate reserve account to prepay a portion of RAM 2's loan obligations. However, it is unlikely that adjusted cash flow will exceed such a threshold in the near future.

         The Managing  General  Partner  believes that cash flow from operations combined with current working capital reserves will be sufficient to fund future essential capital expenditures. A portion of capital expenditures consists of capitalized lease procurement costs. Since the level of leasing activity cannot be predicted with any degree of certainty, the Partnership cannot accurately estimate capital expenditures for the remainder of the year, but believes that its existing reserves will be sufficient. However, the Partnership may not have sufficient liquidity to make the payments which may be required under the terms of the RAM 2 loan in certain circumstances.

         Real estate market

         The real estate market continues to suffer from the effects of the recent recession which included a substantial decline in the market value of existing properties. Furthermore, the competition for non-anchor tenants is strong among existing centers in the Sierra Marketplace vicinity. This has hindered the lease up of difficult back space in Sierra Market Place. These factors may in the future reduce rental rates. As a result, the Partnership's potential for realizing the full value of its investment in its property is at increased risk.

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

         In performing its quarterly impairment review of the Sierra property, management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and therefore, an impairment existed. An internal analysis of the property indicated an estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997. A write-down for impairment was not required for the three months ended March 31, 1996.

         Results of operations

         The net loss increased for the quarter ended March 31, 1997 compared to the same period in 1996, primarily as a result of the write-down for impairment recorded in 1997 on the Sierra property as discussed above.

         Revenues increased for the quarter ended March 31, 1997 compared with 1996, primarily due to an increase in rental revenue, due to increased rental rates at the Sierra property.

         Costs and expenses increased for the quarter ended March 31, 1997 compared with the same period in 1996, primarily due to the write-down for impairment recorded in 1997 and an increase in mortgage interest expense, partially offset by a decrease in general and administrative expense. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage. General and administrative expense decreased as a result of a decrease in payroll costs.

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



                                                HIGH CASH PARTNERS, L.P.

                                                By:    Resources High Cash, Inc.
                                                       Managing General Partner




Dated:     May 15, 1997                         By:    /s/ Frederick Simon
                                                       -------------------
                                                       Frederick Simon
                                                       President
                                                       (Duly Authorized Officer)



Dated:     May 15, 1997                         By:    /s/ Jay L. Maymudes
                                                       -------------------
                                                       Jay L. Maymudes
                                                       Vice President
                                                       (Principal Financial and
                                                       Accounting Officer)