Form 10-Q
period 1997-06-30
HIGH CASH PARTNERS L P
filed 1997-08-14
CIK 794984

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                  Commission file number 0-17651

                     HIGH CASH PARTNERS, L.P.
      (Exact name of registrant as specified in its charter)

               DELAWARE                     13-3347257
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification No.)

                     High Cash Partners, L.P.
                       (Sierra Marketplace)
                        c/o CB Commercial
                          5190 Neil Road
                            Suite 100
                     Reno, Nevada  89502-8500
                          ______________

             (Address of principal executive offices)

                          (212) 399-9193
                          ______________

       Registrant's telephone number, including area code)

           411 West Putnam Avenue, Greenwich, CT 06830
                          ______________

      (Former name, former address and former fiscal year,'
                  if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes _X_             No

                     HIGH CASH PARTNERS, L.P.

                    FORM 10-Q - JUNE 30, 1997


                              INDEX



PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

     BALANCE SHEETS - June 30, 1997 and December 31, 1996  . . .1

     STATEMENTS OF OPERATIONS - For the three months
     ended June 30, 1997 and 1996 and the six months
     ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . 2

     STATEMENT OF PARTNERS' EQUITY - For the six
     months ended June 30, 1997  . . . . . . . . . . . . . . . .3

     STATEMENTS OF CASH FLOWS - For the six months
     ended June 30, 1997 and 1996  . . . . . . . . . . . . . . .4

     NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . .5-8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . 9-11

PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . .12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                     HIGH CASH PARTNERS, L.P.

                          BALANCE SHEETS

                                     June 30,   December 31,
                                       1997        1996

ASSETS
   Real estate, net                $15,780,526    $22,465,506
   Cash and cash equivalents         2,208,496      1,774,565
   Tenant receivables                  314,375         78,929
   Other assets                         82,870         93,509
   Prepaid insurance premiums           22,605         73,394
                                   $18,408,872    $24,485,903

LIABILITIES AND PARTNERS' EQUITY

Liabilities
Deferred interest payable          $10,087,876    $ 9,191,865
Mortgage loan payable                6,500,000      6,500,000
Accounts payable and accrued
  expenses                             102,854        125,520
Due to affiliates                       78,852         78,817
Tenants' security deposits
  payable                               55,259         55,259
Distributions payable                   ---           305,007
     Total liabilities              16,824,841     16,256,468

Commitments and contingencies

Partners' equity
Limited partners' equity
  (as restated) (96,472
  units issued and outstanding)      1,568,201      8,147,151
General partners' equity
  (as restated)                         15,830         82,284

     Total partners' equity          1,584,031      8,229,435

                                   $18,408,872    $24,485,903

                     HIGH CASH PARTNERS, L.P.

                     STATEMENTS OF OPERATIONS



                  For the three months  For the six months
                   ended June 30,           ended June 30,
                    1997    1996           1997  1996

Revenues
   Rental income  $807,782  $647,428     $1,428,959  $1,244,086
    Interest income  32,043   16,751         45,754      27,719
   Other income      3,930       890          3,930       1,641
                   843,755   655,069      1,478,643   1,273,446

Costs and expenses
   Mortgage loan
     interest      451,726   408,502        896,011     805,825
   Operating       165,109   150,165        321,160     294,994
   Depreciation and
     amortization  100,328   115,964        222,064     236,699
   Partnership
     management fees 75,369   75,369        150,738     150,738
   Property
     management fees 12,861   19,426         31,430      37,716
   Administrative   12,189    37,409         27,144      73,872
   Write-down for
     impairment          0         0      6,475,500            0
                   817,582   806,835      8,124,047   1,599,844

Net income (loss)  $26,173 $(141,766)   $(6,645,404)  $(326,398)

Net income (loss)
   attributable to
   Limited Partners $25,911 $(140,348)  $(6,578,950)  $(323,134)
     General
       partners     $   262 $  (1,418)  $   (66,454)    $(3,264)
                   $26,173 $(141,766)   $(6,645,404)  $(326,398)

Net income (loss) per
  unit of limited
  partnership interest
  (96,472 units
  outstanding)       $ 0.27  $ (1.46)    $   (68.20)   $  (3.35)

   See notes to financial statements.

                     HIGH CASH PARTNERS, L.P.

                  STATEMENT OF PARTNERS' EQUITY

                            General     Limited    Total
                            Partners'   Partners'  Partners'
                             Equity      Equity     Equity

Balance, January 1, 1997    $(157,887)  $8,387,322 $8,229,435

Reallocation of partners'
  equity                      240,171     (240,171)      0

Balance, January 1, 1997
(as restated)                  82,284    8,147,151  8,229,435

Net loss for the six months
ended June 30, 1997           (66,454)  (6,578,950)  (6,645,404)

Balance, June 30, 1997        $15,830   $1,568,201 $1,584,031
























   See notes to financial statements.







                     HIGH CASH PARTNERS, L.P.

                     STATEMENTS OF CASH FLOWS


                                        For the six months ended
                                                 June 30,
                                        1997                1996

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS
Cash flows from operating activities

Net loss                                $(6,645,404)        $(326,398)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities

     Write down for impairment            6,475,500           0
     Deferred interest expense              896,011     805,825
     Depreciation and amortization          222,064     236,699

   Changes in assets and liabilities
     Tenant receivables                    (235,446)     13,012
     Other assets                            (1,945)     (4,359)
     Prepaid real estate taxes                    0      59,393
     Prepaid insurance premiums              50,789       2,943
     Accounts payable and accrued
       expenses                             (22,666)     (1,081)
     Due to affiliates                           35      (1,374)
     Tenants' security deposits payable           0        (400)
          Net cash provided by
            operating activities            738,938     784,260

Cash flow from investing activities
   Additions to real estate                        0     (30,400)

Cash flows from financing activities
   Distributions to partners                (305,007)   (610,014)

Net increase in cash and cash
  equivalents                                433,931     143,846
     Cash and cash equivalents,
       beginning of period                 1,774,565   1,407,276
     Cash and cash equivalents,
       end of period                      $2,208,496  $1,551,122

   See notes to financial statements.






                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Leases

     The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases, where revenue is averaged over the life of the lease.

     Depreciation

     Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The cost of the property represents the initial cost of the property to the Partnership plus acquisition and closing costs. Repairs and maintenance are charged to operations as incurred.

     Write-down for impairment

     A write-down for impairment is recorded based upon a quarterly review of the property in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property, based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located.
     Because this determination of estimated fair value is based





                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

     upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

     A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The
     Partnership may provide for write-downs in the future and such write-downs could be material.

     In performing its quarterly impairment review of the Sierra property, prior management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. Prior management performed an internal analysis of the fair value of the property, which indicated an estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997. A write-down for impairment was not required for the three months ended June 30, 1997 or 1996.

     Recently issued accounting pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

3.   CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST
     AND TRANSACTIONS WITH RELATED PARTIES

     Until June 13, 1997, Resources High Cash, Inc., a wholly-owned subsidiary of XRC Corp. ('XRC'), and Presidio
     AGP Corp. ('AGP'), a wholly-owned subsidiary of Presidio Capital Corp. ('Presidio'), were the general partners of the Partnership. On June 13, 1997, RHC and AGP sold their general partnership interests to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively.
          In the same transaction, XRC sold its 8,361 limited




                    HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

     partnership units in the Partnership to Pembroke Capital II
     LLC, an affiliate of Pembroke HCP and Pembroke AGP.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC, an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended June 30, 1997 and 1996, Resources Supervisory was entitled to receive $12,861 and $19,426, respectively, of which $9,376 and $15,299, respectively, was paid to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory for the quarter ended June 30, 1997 or 1996. Current fees of $3,483 were payable to Resources Supervisory at June 30, 1997, which were paid in the subsequent quarter.

     Affiliates of RHC and AGP are engaged in businesses related to the acquisition and operation of real estate. Resources Accrued Mortgage Investors 2 L.P. ('RAM 2"), whose managing general partner is owned by Presidio, made a zero coupon first mortgage loan to the Partnership. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Prior to the sale of the general partnership interest in the Partnership, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. During the three months ended June 30, 1997 and 1996, reimbursable expenses paid to Wexford by the Partnership amounted to $4,167 and $5,175, respectively.


                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to 1.25% of the gross offering proceeds. For each of the quarters ended June 30, 1997 and 1996, the Managing General Partner was entitled to a partnership management fee of $75,369. Current fees aggregating $75,369 were payable to the former and current Managing General Partner, in their pro-rata shares, at June 30, 1997, which were paid in the subsequent quarter.

The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $2,093 and $1,418 in the quarters ended June 30, 1997 and 1996, respectively. They also are entitled to receive 1% of distributions, which amounted to $3,050 for the quarter ended June 30, 1996.

4.   REAL ESTATE

     Real estate is summarized as follows:

                                   June 30,       December 31
                                    1997             1996

     Land                          $6,667,189     $8,868,859

     Building and improvements     12,791,547     17,065,377
                                   __________     __________
                                   19,458,736     25,934,236

Accumulated Depreciation           (3,678,210)    (3,468,730)
                                   ___________    ___________
                                  $15,780,526    $22,465,506


5.   DISTRIBUTIONS PAYABLE

     Distributions payable are as follows:

                                        December 31
                                            1996

          Limited partners              $   301,957
          General Partners                    3,050
                                        ___________

                                        $   305,007





                    HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

Such distributions were paid during the first quarter of 1997.
No distributions are payable for
the second quarter of 1997.

6.    PARTNERS' EQUITY

     The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited only with the $1,000 of actual capital contributed in cash. The Partnership's prior management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participating in the Partnership's net assets, since it did not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $240,171 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.


7.   DUE TO AFFILIATES

     Due to affiliates are as follows:

                              June 30   December 31,
                                1997        1996

     Partnership Management Fee    $75,369   $75,369
     Supervisory Management Fee      3,483     3,448
                                   _______   ________

                                   $78,852   $78,817

     Such amounts were paid during July 1997 and February 1997, respectively.

                     HIGH CASH PARTNERS, L.P.

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     The Partnership's sole property is a community shopping center in Reno, Nevada containing approximately 233,000 square feet of net rentable area.

     The Partnership uses working capital reserves set aside from the net proceeds of its public offering and undistributed cash flow from operations as its primary measure of liquidity. The Partnership's working capital reserves initially consisted of 5% of the gross proceeds from its public offering that were set aside. As of June 30, 1997, working capital reserves amounted to approximately $2,208,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended June 30, 1997 were funded from cash flow from operations.

     The Partnership's mortgage loan payable to RAM 2 contains a provision that requires the Partnership to provide RAM 2 with a current appraisal of the Sierra Property upon RAM 2's request. If it is determined, based upon the requested appraisal, that the sum of (i) the principal balance of the mortgage loan plus all other then outstanding indebtedness secured by the property and (ii) all accrued and unpaid interest in excess of 5% per annum of the principal balance of such mortgages exceeds 85% of the appraised value, an amount equal to such excess would become immediately due and payable to RAM 2. RAM 2 did not request such an appraisal during 1996 or the six months ended June 30, 1997, but RAM 2 may make such a request in the future.

     The Partnership recorded a write-down on the Sierra Property to a fair value of approximately $15,825,000 as of March 31, 1997. If RAM 2 requests an appraisal and the fair value of the property at that time equals $15,825,000, the Partnership has determined that the excess interest described above will begin to become due to RAM 2 as early as December 1997. Consequently, the Partnership has declared no distribution payable for the six months ended June 30, 1997 and will not declare any distribution for the foreseeable future in order to build up cash reserves.




                     HIGH CASH PARTNERS, L.P.

     To the extent that adjusted cash from operations during the operating years exceeds 11% per annum, noncumulative, of original contributions of the offering, such excess may be retained in a separate reserve account to prepay a portion of RAM 2's loan obligations. However, it is unlikely that adjusted cash flow will exceed such a threshold in the near future.

     The Managing General Partner believes that cash flow from operations combined with current working capital reserves will be sufficient to fund future essential capital expenditures. A portion of capital expenditures consists of capitalized lease procurement costs. Since the level of leasing activity cannot be predicted with any degree of certainty, the Partnership cannot accurately estimate capital expenditures for the remainder of the year, but believes that its existing reserves will be sufficient. However, the Partnership may not have sufficient liquidity to make the payments that may be required under the terms of the RAM 2 loan in certain circumstances. In that event, there would be a default on the RAM 2 loan, which could materially and adversely affect the Partnership.

     Real estate market

     A substantial decline in the market value of the Partnership's property reflects real estate market conditions in the vicinity of that property. Recently built shopping centers in the vicinity have increased competition for non-anchor tenants. This competitive factor, together with the fact that much of the unleased space in the Partnership's property has only limited visibility to the main thoroughfare, have hindered the lease-up of space. As a result, the Partnership's investment in its property is at risk.

     Write-down for impairment

     A write-down for impairment is recorded based upon a quarterly review of the property in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic
                     HIGH CASH PARTNERS, L.P.

     situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

     A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The
     Partnership may provide for write-downs in the future and such write-downs could be material.

     In performing its quarterly impairment review of the Sierra property during the first quarter of 1997, prior management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. Prior management performed an internal analysis of the property, which indicated an estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997. A write-down for impairment was not required for the three months ended June 30, 1997 and 1996.

     Results of operations

     The net loss increased for the six months ended June 30, 1997 compared with the corresponding period in 1996. The increase was primarily a result of the write-down for impairment recorded in the first quarter of 1997 discussed above. For the three months ended June 30, 1997, net income was $26,173 compared with a net loss of $141,766 for the corresponding period in 1996; this resulted from an increase in rental income.

     Revenues increased for both the three and six months ended
     June 30, 1997 compared with the corresponding periods in 1996, primarily due to an increase in base rentals and interest income.

     Costs and expenses increased for both the three and six months ended June 30, 1997 compared with the corresponding periods in 1996, primarily due to the write-down for impairment recorded in 1997, and an increase in mortgage
                     HIGH CASH PARTNERS, L.P.

     interest expense, partially offset by a decrease in general and administrative expense. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage. General and administrative expense decreased as a result of actual 1996 payroll costs being less than anticipated and reversed in 1997.

                   PART II - OTHER INFORMATION


ITEM 6. -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:   None

     (b)  Reports on Form 8-K:Current report on Form 8-K dated
          June 25, 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HIGH CASH PARTNERS, L.P.

                         By:  Pembroke Companies, Inc.,
                              Managing General Partner



                         By:  Pembroke HCP, LLC
                              Managing Member



Dated: August 14, 1997   By:  /s/ Lawrence J. Cohen
                                 Lawrence J. Cohen
                              President and Principal Financial
                              and Accounting Officer