Form 10-Q
period 1997-09-30
HIGH CASH PARTNERS L P
filed 1997-11-17
CIK 794984

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                  Commission file number 0-17651


                     HIGH CASH PARTNERS, L.P.
      (Exact name of registrant as specified in its charter)

          DELAWARE                               13-3347257
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     High Cash Partners, L.P.
                       (Sierra Marketplace)
                        c/o CB Commercial
                    5190 Neil Road, Suite 100
                     Reno, Nevada 89502-8500
             (Address of principal executive offices)


                         (212) 399-9193
      (Registrant's telephone number, including area code)

                               None
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes   X                                        No ________

                    HIGH CASH PARTNERS, L.P.

                 FORM 10-Q - SEPTEMBER 30, 1997


                              INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

     BALANCE SHEETS - September 30, 1997 and
       December 31, 1996                                    1


     STATEMENTS OF OPERATIONS - For the three
          months ended September 30, 1997 and
          1996 and the nine months ended
          September 30, 1997 and 1996                       2


     STATEMENT OF PARTNERS' EQUITY - For the
          nine months ended September 30, 1997              3


     STATEMENTS OF CASH FLOWS - For the nine
          months ended September 30, 1997 and 1996          4


     NOTES TO FINANCIAL STATEMENTS                        5-8

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                     9-11


PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K             12

SIGNATURES                                                 13


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    HIGH CASH PARTNERS, L.P.
                         BALANCE SHEETS

                              September 30,        December 31,
                                  1997                 1996

ASSETS
      Real estate, net        $  15,710,526        $  22,465,506
      Cash and cash
        equivalents               2,581,911            1,774,565
      Tenant receivables            219,103               78,929
      Other assets                   74,691               93,509
      Prepaid insurance
        premiums                      2,128               73,394
                              $  18,588,359        $  24,485,903

LIABILITIES AND PARTNERS' EQUITY
Liabilities
      Deferred interest
        payable               $  10,557,530        $   9,191,865
      Mortgage loan payable       6,500,000            6,500,000
      Accounts payable and
        accrued expenses            133,714              125,520
      Due to affiliates               4,390               78,817
      Tenants' security
        deposits payable             55,259               55,259
      Distributions payable               -              305,007
          Total liabilities      17,250,893           16,256,468

Commitments and contingencies
Partners' equity
      Limited partners' equity
        (as restated) (96,472
        units issued and
        outstanding)              1,324,102            8,147,151
      General partners'
        equity(as restated)          13,364               82,284
        Total partners' equity    1,337,466            8,229,435

                              $  18,588,359        $  24,485,903


                    HIGH CASH PARTNERS, L.P.

                    STATEMENTS OF OPERATIONS

                     For the three months    For the nine months
                      ended September 30,    ended September 30,
                      1997         1996      1997        1996

 Revenues
   Rental income   $ 661,520  $ 706,731  $ 1,994,399  $1,950,817
   Investment
     Income           27,416     18,909       73,170      46,628
   Other income        1,390          -        5,320       1,641
                     690,326    725,640    2,072,889   1,999,086

Costs and expenses
   Mortgage loan
     interest        469,654    415,942    1,365,665   1,221,767
   Operating         138,466    139,332      469,626     434,326
   Depreciation and
     amortization     77,535    118,480      299,599     355,179
   Partnership
     management fees  75,369     75,369      226,107     226,107
   Property manage-
     ment fees        19,846     21,202       59,834      58,918
   Administrative     31,383     35,210       68,527     109,082
   Write-down for
     impairment            -          -    6,475,500           -
                     812,253    805,535    8,964,858   2,405,379
Net loss           $(121,927) $(79,895)  $(6,891,969) $ (406,293)

Net loss attribut-
  able to
   Limited
     partners      $(120,708) $(79,096)  $(6,823,049) $ (402,230)
   General part-
     ners             (1,219)     (799)      (68,920)     (4,063)
                   $(121,927) $(79,895)  $(6,891,969) $ (406,293)
Net loss per unit
   of limited part-
   nership interest
   (96,472 units
   outstanding)    $   (1.25) $  (0.82)  $    (70.73) $    (4.17)


                    HIGH CASH PARTNERS, L.P.

                 STATEMENT OF PARTNERS' EQUITY




                           General       Limited       Total
                          Partners'     Partners'     Partners'
                           Equity        Equity        Equity

Balance, January 1,
  1997                   $ (157,887)   $ 8,387,322  $ 8,229,435

Reallocation of
  partners' equity          240,171       (240,171)           -

Balance, January 1,
  1997 (as restated)         82,284      8,147,151    8,229,435

Net loss for the nine
  months ended
  September 30, 1997        (68,920)    (6,823,049)  (6,891,969)

Balance, September 30,
  1997                   $   13,364    $ 1,324,102  $ 1,337,466




















                    HIGH CASH PARTNERS, L.P.
                    STATEMENTS OF CASH FLOWS

                                   For the nine months ended
                                         September 30,
                                   1997                 1996

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating
  activities
    Net loss                    $(6,891,969)       $  (406,293)
    Adjustments to reconcile
      net loss to net cash
      provided by operating
      activities
          Write-down for
            impairment            6,475,500               -
          Deferred interest
            expense               1,365,665          1,221,767
          Depreciation and
            amortization            299,599            355,179
    Changes in assets and
      liabilities
          Tenant receivables       (140,174)            13,012
          Other assets               (1,301)            (4,819)
          Prepaid real estate
            taxes                       -                  793
          Prepaid insurance
            premiums                 71,266             28,000
          Accounts payable and
            accrued expenses          8,194             18,221
          Due to affiliates         (74,427)            (1,964)
          Tenants' security
            deposits payable            -                 (400)

               Net cash provided
                 by operating
                 activities       1,112,353          1,223,496

Cash flows from investing
  activities
    Additions to real estate            -              (30,400)

Cash flows from financing
  activities
    Distributions to partners      (305,007)          (915,022)

Net increase in cash and cash
  equivalents                       807,346            278,074

Cash and cash equivalents,
  beginning of period              1,774,565         1,407,276

Cash and cash equivalents,
  end of period                 $  2,581,911       $ 1,685,350




























                    HIGH CASH PARTNERS, L.P.

                 NOTES TO FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                    HIGH CASH PARTNERS, L.P.

                 NOTES TO FINANCIAL STATEMENTS


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

     A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The
     Partnership may provide for additional write-downs in the future and such write-downs could be material.

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




                    HIGH CASH PARTNERS, L.P.

                 NOTES TO FINANCIAL STATEMENTS


3.   CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST
     AND TRANSACTIONS WITH RELATED PARTIES

     Until June 13, 1997, Resources High Cash, Inc. ("RHC"), a wholly-owned subsidiary of XRC Corp. ("XRC"), and Presidio AGP Corp. ("AGP"), a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"), were the general partners of the Partnership. On June 13, 1997, RHC and AGP sold their general partnership interests to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC sold its 8,361 limited partnership units in the Partnership ("Units") to Pembroke Capital II LLC, an affiliate of Pembroke HCP and Pembroke AGP. In September, 1997, Pembroke Capital II LLC acquired an additional 72 Units in the secondary market.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the nine months ended September 30, 1997 and 1996, Resources Supervisory and Pembroke Realty collectively were entitled to receive $59,834 and $58,918, respectively, of which $49,862 and $49,098, respectively, was payable to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory or Pembroke Realty for the quarters ended September 30, 1997 or 1996. Current fees of $4,390 were payable to Pembroke Realty at September 30, 1997, which were paid in the subsequent quarter.

                    HIGH CASH PARTNERS, L.P.

                 NOTES TO FINANCIAL STATEMENTS


     Affiliates of RHC and AGP are engaged in businesses related to the acquisition and operation of real estate. Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), whose managing general partner is owned by Presidio, made a zero coupon first mortgage loan to the Partnership. See "Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations   Liquidity and Capital
     Resources."

     Prior to the sale of the general partnership interest in the Partnership, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. During the three months ended September 30, 1997 and 1996, reimbursable expenses paid to Wexford by the Partnership amounted to $0 and $18,391, respectively.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to 1.25% of the gross offering proceeds. For each of the quarters ended September 30, 1997 and 1996, the Managing General Partner was entitled to a partnership management fee of $75,369. Current fees aggregating $226,107 for the nine months ended September 30, 1997 were payable to the former and current Managing General Partners, in their pro-rata shares. Such fees amounted to $135,830 and $90,277, which were paid to the former and current Managing General Partners, respectively.

     The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $2,563 and $799 in the quarters ended September 30, 1997 and 1996, respectively. They also are entitled to receive 1% of distributions.

4.   REAL ESTATE

     Real estate is summarized as follows:

                    HIGH CASH PARTNERS, L.P.

                 NOTES TO FINANCIAL STATEMENTS


                         September 30,            December 31,
                             1997                    1996

     Land                $   6,667,189          $   8,868,859
     Building and
       improvements         12,791,547             17,065,377

                            19,458,736             25,934,236

     Accumulated
       depreciation         (3,748,210)            (3,468,730)

                         $  15,710,526          $  22,465,506


     A write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 to building and improvements.

5.   DISTRIBUTIONS PAYABLE

     Distributions payable are as follows:

                                                  December 31
                                                     1996

     Limited partners                             $   301,957
     General Partners                                   3,050
                                                  $   305,007

     Such distributions were paid during the first quarter of 1997. No distributions were payable for the nine months ended September 30, 1997.








                    HIGH CASH PARTNERS, L.P.

                 NOTES TO FINANCIAL STATEMENTS


6.   PARTNERS' EQUITY

     The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited only with the $1,000 of actual capital contributed in cash. The Partnership's prior management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it did not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $240,171 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

7.   DUE TO AFFILIATES

     Due to affiliates are as follows:

                         September 30,            December 31,
                             1997                    1996

     Partnership Manage-
       ment Fee           $       -               $   75,369
     Supervisory Property
       Management Fee          4,390                   3,448

                          $    4,390              $   78,817

     Such amounts were paid during October, 1997 and February, 1997, respectively.



                    HIGH CASH PARTNERS, L.P.


ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately
     233,000 square feet of net rentable area.

     The Partnership uses working capital reserves set aside from the net proceeds of its public offering and undistributed cash flow from operations as its primary measure of liquidity. The Partnership's working capital reserves initially consisted of 5% of the gross proceeds from its public offering that were set aside. As of September 30, 1997, working capital reserves amounted to approximately $2,684,470, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended September 30, 1997 were funded from cash flow from operations.

     At September 30, 1997, the total amount outstanding on the Partnership's mortgage loan payable to RAM 2 was $17,057,730, which included deferred interest payable of $10,557,530. The mortgage does not permit a prepayment before March 1, 1999, and, therefore, the Partnership may not be able to refinance the mortgage before that date. At March 1, 1999, the total amount outstanding on the mortgage is expected to be approximately $20,000,000. If the value of the property does not exceed $20,000,000 at March 1, 1999, the Partnership may not be able to refinance the mortgage at that time. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000.

     The mortgage further requires the Partnership to provide RAM 2 with a current appraisal of the Partnership's property upon RAM 2's request. If it is determined, based upon the requested appraisal, that the sum of (i) the principal balance of the mortgage loan plus all other then outstanding indebtedness secured by the property and (ii) all accrued and unpaid interest on the mortgage at 6.22% per annum, compounded monthly (that sum, the "Measurement Amount"), exceeds 85% of the appraised value, an amount equal to such excess would become immediately due and payable to RAM 2.

     To date, the lender has not requested an appraisal, and there can be no assurance that, if the lender requests an appraisal, 85% of the appraised value at that time will equal the Measurement Amount. At September 30, 1997, the Measurement Amount was approximately $11,071,000, which was approximately $2,423,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

     Levitz Furniture Corporation ("Levitz"), which recently sought protection under Chapter 11 of the Bankruptcy Code, has obtained bankruptcy court authorization to close its store at space Levitz occupies at the Partnership's property. Levitz also is authorized to reject the lease on ten days' prior written notice to the Partnership, in which event the Partnership intends to file a claim for damages arising from the rejection. Levitz also may seek a court order to authorize the assignment of the lease to a third party.

     Levitz occupies approximately 23% of the space at the Partnership's property (i.e., approximately 53,000 square feet out of approximately 233,000 square feet of total net rentable area). Rent under the lease for each of the nine-month periods ended September 30,1996 and 1997 was approximately $320,000, which was approximately 16% of the Partnership's total rental income in each such period.

     The Levitz space is expected to become vacant for at least some period, which will result in a loss of income and which may adversely affect the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a substitute tenant. However, there can be no assurance the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the existing lease. In addition, the Partnership expects to make substantial expenditures in order to secure a substitute tenant and in connection with a new lease.

     The level of leasing activity cannot be predicted, particularly in light of the Levitz situation.
     Accordingly, the Partnership cannot accurately estimate further capital expenditures. As a consequence, there can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. Consequently, the Partnership has declared no distribution payable for the nine months ended September 30, 1997 and will not declare any distribution for the foreseeable future in order to build up cash reserves.

     Real estate market

     A substantial decline in the market value of the Partnership's property reflects real estate market conditions in the vicinity of that property. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space in the Partnership's property (including the Levitz space) has only limited visibility to the main thoroughfare and the fact that the space occupied by Levitz is expected to become vacant for at least some period, have hindered the lease-up of space. As a result, the Partnership's investment in its property is at risk.

     Write-down for impairment

     A write-down for impairment is recorded based upon a quarterly review of the property in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

     A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The
     Partnership may provide for additional write-downs in the future and such write-downs could be material.

     In performing its quarterly impairment review of the Sierra property during the first quarter of 1997, prior management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. Prior management performed an internal analysis of the property, which indicated an estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997. An additional write-down for impairment was not required for the three months ended September 30, 1997 and 1996.

     Results of operations

     Revenues increased for the nine months ended September 30, 1997 compared with the corresponding period in 1996, primarily due to an increase in base rentals in the first six months in 1997 and an increase in interest income throughout the first nine months in 1997, in each case compared with the corresponding periods in 1996. However, revenues decreased in the three months ended September 30, 1997 compared with the corresponding period in 1996, primarily due to price escalation billings paid in the 1996 period in respect of earlier periods.

     Costs and expenses increased for both the nine and three months ended September 30, 1997 compared with the corresponding periods in 1996, primarily due to the $6,475,500 write-down for impairment recorded in the first quarter of 1997 and an increase in mortgage interest expense, partially offset by a decrease in general and administrative expenses. Mortgage interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage; interest expense increased by $53,712 and $143,898, respectively, for the nine and three months ended September 30, 1997 compared with the corresponding periods in 1996. General and administrative expense decreased as a result of actual 1996 payroll costs being less than anticipated and reversed in 1997.

     As a result of the foregoing, the net loss increased for both the nine and three months ended September 30, 1997 compared with the corresponding periods in 1996. For the nine months ended September 30, 1997, the net loss was $6,901,684 compared with $406,293 for the corresponding period in 1996. For the three months ended September 30, 1997, the net loss was $121,927 compared with $79,895 for the corresponding period in 1996.












PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:   None

     (b)  Reports on Form 8-K: None.























                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HIGH CASH PARTNERS, L.P.

                              By:  Pembroke HCP, LLC
                                   Managing General Partner




                              By:  Pembroke Companies, Inc.,
                                   Managing Member



Dated:  November 14, 1997     By:  /s/ Lawrence J. Cohen
                                   Lawrence J. Cohen
                                   President and Principal
                                   Financial and Accounting
                                   Officer