Form 10-K
period 1997-12-31
HIGH CASH PARTNERS L P
filed 1998-03-31
CIK 794984

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

      c/o CB Commercial Real Estate
        Group, Inc.
      5190 Neil Road, Suite 100
      Reno, Nevada  89502-8500                      06830
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  212-399-9193
Securities registered pursuant to Section 12(b) of the Act:

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













































PART I

Item 1.   Business

High Cash Partners, L.P. (the "Partnership") is a Delaware limited partnership formed in 1986 for the primary purpose of investing in, holding, operating and otherwise acting with respect to office buildings, shopping centers and other commercial and industrial properties.

In 1989, the Partnership used all the net proceeds from its public offering of units of limited partnership interest ("Units") to acquire Sierra Marketplace, a community retail shopping center completed in October 1988 and situated on 18.67 acres in the southern portion of Reno, Nevada ("Sierra Marketplace" or the "Property"). Sierra Marketplace consists of two main buildings and three "out parcel" structures containing approximately 233,000 square feet of net leasable area. Sierra Marketplace has 35 tenants. Two tenants, Smith's Management Corp., a large food and drug store, and Good Guys, Inc., a consumer electronics store, accounted for approximately 21% and 22%, respectively, of the Partnership's total rental income revenues in 1997. Smith's Management Corp. occupies 68,972 square feet and has a lease that extends through mid-2008; Good Guys, Inc. occupies 16,961 square feet and has a lease that extends through 2003. The Property is subject to a mortgage, which is described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 53,000 square feet at Sierra Marketplace under a lease that extended through 2008. Levitz accounted for approximately 16% of the Partnership's total rental income revenues in 1997. During 1997, Levitz filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In November 1997, Levitz vacated its premises, although it continues to pay rent under the lease, although such payments are expected to terminate as of April 2, 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Locale and Competition

The Partnership believes there are approximately 8.44 million square feet of retail space in the Reno area, including two regional malls and 69 community, neighborhood and strip centers. Sierra Marketplace is located in the southern section of Reno, which is well developed commercially along major thoroughfares with substantial residential development along secondary streets. The primary trade area is considered affluent to middle class. Although there is little room for significant new competing development in the immediate geographical vicinity of the Property, the competition for non-anchor tenants (including existing tenants whose leases expire) is strong among existing centers due to the overall market vacancy for this type of space. In addition, a portion of the land available for development in the immediate geographic vicinity of the Property has been developed by centers predominantly occupied by large anchor tenants. New leases being signed at Sierra Marketplace are at equal or lower per-square-foot rentals than the expiring leases. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Real Estate Market" below.

Employees

The Partnership does not have any employees. Services are performed for the Partnership by Pembroke HCP, LLC, the Partnership's Managing General Partner (the "Managing General Partner"), and Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of the Managing General Partner. Certain services are performed for Pembroke Realty by CB Commercial Real Estate Group, Inc., an unaffiliated management company ("CB Commercial"). See Item 10, "Directors and Executive Officers of Registrant", Item 11, "Executive Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 13, "Certain Relationships and Related Transactions" below.


Item 2.   Properties

See Item 1, "Business" above.


Item 3.   Legal Proceedings

See Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital
Resources" below with regard to Levitz.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1997.



PART II


Item 5.   Market for Registrant's Securities and Related Security
          Holder Matters

There is no established public trading market for the Units, and it is not anticipated that such a market will develop.

In 1987, the U.S. Congress adopted certain rules concerning "publicly traded partnerships". Beginning in 1998, the effect of being classified as a publicly traded partnership would be that the Partnership would be taxed as a corporation. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. During 1997, the rules concerning publicly traded partnerships were again amended for years beginning in 1998. Due to the nature of the Partnership's income and to the low volume of transfers of Units in the past, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations.

There are certain restrictions in the Partnership's Partnership Agreement that may limit the ability of a limited partner to transfer Units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 1998, there were approximately 1,460 holders of Units, owning an aggregate of 96,472 Units.

Quarterly distributions per Unit during 1997 and 1996 were as follows:


     Distribution with
     Respect to Quarter Ended    Amount of Distribution Per Unit

                                      1997            1996
                                      ____            ____

     March 31                    $    -0-       $     3.13
     June 30                     $    -0-       $     3.13
     September 30                $    -0-       $     3.13
     December 31                 $    -0-       $     3.13

The source of distributions in 1996 was cash flow from operations.

There are no material legal restrictions on distributions in the Partnership's Partnership Agreement. See, however, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below for a discussion of financial conditions affecting the Partnership's ability to make distributions.

Item 6.   Selected Financial Data

                                 Year ended December 31,
                          ______________________________________

                              1997         1996         1995
                          ___________  ___________  ___________

Revenues                  $ 2,686,095  $ 2,637,022  $ 2,632,230
Net Loss(1)               $(7,238,860) $  (640,184) $  (442,098)
Net (Loss) Per Unit(1)(2) $    (74.29) $     (6.57) $     (4.54)
Distributions Per Unit(2) $    -       $     12.52  $     12.52
Long-term Obligations(3)  $17,540,481  $15,691,865  $14,030,719
Total Assets              $18,716,205  $24,485,903  $24,652,234


                           Year ended December 31,
                          ________________________

                              1994         1993
                          ___________  ___________

Revenues                  $ 2,477,410  $ 2,321,894
Net Loss(1)               $  (357,863) $  (298,167)
Net (Loss) Per Unit(1)(2) $     (3.67) $     (3.06)
Distributions Per Unit(2) $     12.50  $     12.50
Long-term Obligations(3)  $12,548,175  $11,222,229
Total Assets              $24,814,694  $25,186,722

_____________
(1) The 1997 amount includes a write-down for impairment of $6,475,500, or $(66.45) per Unit.

(2)  Based upon the weighted average number of Units outstanding.

(3) Consisting of the principal amount of the RAM 2 loan plus deferred interest on that loan, which are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership uses working capital reserves set aside from the proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. At December 31, 1997, working capital reserves amounted to approximately $2,981,000. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures during 1997 were funded from cash flow from operations.

At December 31, 1997, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $17,540,481, which included deferred interest payable of $11,040,481. The mortgage does not permit a prepayment before March 1, 1999, and, therefore, the Partnership may not be able to refinance the mortgage before that date. At March 1, 1999, the total amount outstanding on the mortgage is expected to be approximately $20,000,000. If the value of the Property does not exceed $20,000,000 at March 1, 1999, the Partnership may not be able to refinance the mortgage at that time. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the Property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the Property. In that connection, in the first quarter of 1997, the value of the Property was written down to $15,875,000. See "Write-Down for Impairment" below.

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

To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At December 31, 1997, the Measurement Amount was approximately $11,283,000, which was approximately $2,211,000 less than 85% of the $15,875,000 value to which the Property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the Property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the Property.

Until November 1997, Levitz had occupied approximately 23% of the space at the Property (i.e., approximately 1,000 out of approximately 233,000 square feet of net leasable area). Rent under the lease for each of 1997, 1996 and 1995 was approximately $412,000, which was approximately 16% of the Partnership's total rental income revenues in each such period. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz continues to pay rent to the Partnership, although such payments are expected to terminate as of April 2, 1998. The vacancy at the Levitz space will result in a loss of income to the Partnership, and may adversely affect the surrounding tenants, particulary in light of the limited visibility those tenants have to the main thoroughfare.

See "Real Estate Market" below. The Partnership is actively seeking a substitute tenant. However, there can be no assurance the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, the Partnership expects to make substantial expenditures in order to secure a substitute tenant and in connection with a new lease.

The level of leasing activity cannot be predicted, particularly in light of the Levitz situation, and, therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. Consequently, the Partnership has declared no distribution payable for 1997 and will not declare any distribution for the foreseeable future in order to build up cash reserves.

Real Estate Market

A substantial decline in the market value of the Property reflects real estate market conditions in the vicinity of Sierra Marketplace. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space at the Property (including the Levitz space) has only limited visibility to the main thoroughfare and the fact that the space occupied by Levitz is expected to be vacant for at least some period, have hindered the lease-up of new space. As a result, the Partnership's investment in the Property is at risk.

Write-Down for Impairment

The value of the Property is reflected in the Partnership's financial statements at the lower of depreciated cost or estimated fair value. A write-down for impairment with respect to the Property may be recorded from time to time based upon quarterly reviews of the Property. In performing this review, management considers the estimated fair value of the Property based upon undiscounted future cash flows, as well as other factors, such as the current occupancy situation in the region where the Property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition of the Property may differ materially from the value reflected in the Partnership's financial statements.

A write-down for impairment is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional write-downs in the future and such write-downs could be material. In the first quarter of 1997, prior management determined that the aggregate undiscounted future cash flows from the Property over the anticipated holding period were below the value of the Property reflected in the Partnership's financial statements at March 31, 1997 and, therefore, an impairment existed. Prior management performed an internal analysis of the Property, which indicated an estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded at March 31, 1997. No additional write-down for impairment was required during 1997.

Results of Operations

1997 vs. 1996

Revenues increased for 1997 compared with 1996, primarily due to an increase in base rentals in 1997 and an increase in interest income and other income. Interest income increased principally due to the build-up of cash reserves referred to in "Liquidity and Capital Resources" above.

Costs and expenses increased for 1997 compared with 1996, primarily due to the $6,475,500 write-down for impairment in the first quarter of 1997 and an increase in mortgage interest expense, partially offset by a decrease in general and administrative expenses. Mortgage interest increased by $187,470 due to the compounding effect from the deferral of the interest on the zero coupon mortgage.

As a result of the foregoing, the net loss increased for 1997 compared with 1996. For 1997, the net loss was $7,238,860, compared with $640,184 for 1996.












































1996 vs. 1995

Revenues increased slightly for 1996 compared with 1995, primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in insurance escalations at the Property. Other income decreased due to less transfer fee income.

Costs and expenses increased for 1996 compared with 1995, primarily due to an increase in mortgage loan interest expense. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest on the zero coupon mortgage.

As a result of the foregoing, the net loss increased for 1996 compared with 1995. For 1996, the net loss was $640,184, compared with $442,098 for 1995.

Inflation

Inflation has not had a material impact on the Partnership's operations or financial condition during the last three years and is not expected to have a material impact in the future.

Year 2000

Costs associated with the year 2000 conversion are not expected to have a material effect on the Partnership.























Item 8. Financial Statements and Supplementary Data


                        HIGH CASH PARTNERS, L.P.

                         FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31,1997,1996 AND 1995


                                INDEX
                                _____

                                                         Page
                                                        Number
                                                        ______

Independent Auditor's Report                             F-1

    Financial statements - years ended
      December 31, 1997, 1996 and 1995

         Balance sheets                                  F-2

         Statements of operations                        F-3

         Statement of partners' equity                   F-4

         Statements of cash flows                        F-5

         Notes to financial statements                   F-6

    Schedule II:

         Valuation and qualifying accounts               F-15

    Schedule III:

         Real estate and accumulated depreciation        F-16

All other financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.








Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.













































To the Partners of
High Cash Partners, L.P.



                       INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of High Cash Partners, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Cash Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Hays & Company



February 28, 1998
New York, New York

                      HIGH CASH PARTNERS, L.P.

                          BALANCE SHEETS
                                              December 31,
                                 _______________________________
                                       1997              1996
                                 _____________     _____________
ASSETS
   Real estate, net              $  15,551,179     $  22,465,506
   Cash and cash equivalents         3,052,039         1,774,565
   Other assets                         53,739            93,509
   Tenant receivables, net              29,737            78,929
   Prepaid insurance premiums           29,511            73,394
                                 _____________     _____________
                                 $  18,716,205     $  24,485,903
                                 =============     =============
LIABILITIES AND PARTNERS' EQUITY

Liabilities
   Mortgage loan payable         $   6,500,000     $   6,500,000
   Deferred interest payable        11,040,481         9,191,865
   Distributions payable                -                305,007
   Accounts payable and accrued
     expenses                          127,680           125,520
   Due to affiliates                     2,890            78,817
   Tenants' security deposits
     payable                            54,579            55,259
                                 _____________     _____________

       Total liabilities            17,725,630        16,256,468

                                 ______________    _____________

Commitments and contingencies
  (Notes 3, 4, 5 and 9)

Partners' equity

   Limited partners' equity
     (as restated)(96,472
     units issued and
     outstanding)                      980,669         8,147,140
   General partners' equity
     (as restated)                       9,906            82,295
                                 _____________     _____________
       Total partners' equity          990,575         8,229,435
                                 _____________     _____________
                                 $  18,716,205     $  24,485,903
                                 =============     =============
See notes to financial statements.
                       HIGH CASH PARTNERS, L.P.

                       STATEMENTS OF OPERATIONS

                                  Year ended December 31,
                        ________________________________________
                            1997          1996             1995
                        ____________  ____________   ___________
Revenues
   Rental income        $  2,573,611  $  2,562,666   $ 2,556,124
   Other income                5,966         1,640         4,900
   Interest income           106,518        72,716        71,206
                        ____________  ____________   ___________
                           2,686,095     2,637,022     2,632,230
                        ____________  ____________   ___________

Cost and expenses
   Mortgage loan interest  1,848,616      1,661,146    1,482,544
   Operating                 617,589        604,082      595,487
   Depreciation and
     amortization            495,094        478,846      476,282
   Partnership management
     fees                    301,475        301,475      301,175
   Administrative            109,507        152,073      141,545
   Property management
     fee                      77,174         79,584       76,995
   Write-down for
     impairment            6,475,500              -            -
                        ____________  _____________  ___________
                           9,924,955      3,277,206    3,074,328
                        ____________  _____________  ___________

Net loss                $ (7,238,860) $    (640,184) $   (44,209)
                        ============  =============  ===========

Net loss attributable
  to
   Limited partners     $ (7,166,471) $    (633,782) $  (437,677)
   General partners          (72,389)        (6,402)      (4,421)
                        ____________  _____________  ___________
                        $ (7,238,860) $    (640,184) $  (442,098)
                        ============  =============  ===========

Net loss per unit of
  limited partnership
  interest (96,472
  units outstanding)    $     (74.29) $       (6.57) $     (4.54)
                        ============  =============  ===========

See notes to financial statements.

                   HIGH CASH PARTNERS, L.P.

                STATEMENT OF PARTNERS' EQUITY

       YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                          General      Limited         Total
                         Partners'    Partners'      Partners'
                          Equity       Equity         Equity
                       ___________  ____________  ____________
Balance,
  January 1, 1995      $ (122,664)  $ 11,874,441  $ 11,751,777

Reallocation of
  partners' equity
  (Note 10)               240,182       (240,182)            -
                       __________   ____________  ____________
Balance,
  January 1, 1995
  (as restated)           117,518     11,634,259    11,751,777

Net loss - 1995            (4,421)      (437,677)     (442,098)

Distributions to
  partners($12.52
  per limited partner
  unit)                   (12,200)    (1,207,830)   (1,220,030)
                       __________   ____________  ____________

Balance,
  December 31, 1995
  (as restated)           100,897      9,988,752    10,089,649

Net loss - 1996            (6,402)      (633,782)     (640,184)

Distributions to
  partners ($12.52 per
  limited unit)           (12,200)    (1,207,830)   (1,220,030)
                       __________   ____________  ____________

Balance,
  December 31, 1996
  (as restated)            82,295      8,147,140     8,229,435

Net loss - 1997           (72,389)    (7,166,471)   (7,238,860)
                       __________   ____________  ____________
Balance,
  December 31, 1997    $    9,906   $    980,669  $    990,575
                       ==========   ============  ============
See notes to financial statements.

                    HIGH CASH PARTNERS, L.P.

                    STATEMENTS OF CASH FLOWS

                                   Year ended December 31,
                           _____________________________________
                               1997        1996          1995
                           ___________  ___________  ___________
INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS

Cash flows from operating
  activities
    Net loss               $(7,238,860) $  (640,184) $  (442,098)
    Adjustments to
      reconcile net loss
      to net cash provided
      by operating
      activities
        Write-down for
          impairment         6,475,500            -            -
        Deferred interest
          expense            1,848,616    1,661,146    1,482,544
        Depreciation and
          amortization         495,094      478,846      476,282
        Other assets                 -       10,346       13,180
    Changes in assets and
      liabilities
        Tenant receivables      49,192       77,679     (127,933)
        Other assets            (7,330)     (13,048)     (20,912)
        Prepaid real estate
          taxes                      -       59,393         (611)
        Prepaid insurance
          premiums              43,883      (31,037)       3,857
        Accounts payable and
          accrued expenses       2,160       35,190       18,817
        Due to affiliates      (75,927)      (2,053)      (5,625)
        Tenant's security
          deposits payables       (680)        (400)       1,983
                           ___________  ___________  ___________

             Net cash pro-
               vided by
               operating
               activities    1,591,648    1,635,878    1,399,424
                           ___________  ___________  ___________




Cash flows from investing
  activities
    Additions to real
      estate                    (9,167)     (48,559)     (17,000)
                           ___________  ___________  ___________
Cash flows from financing
  activities
    Distributions to
    partners                  (305,007)  (1,220,030)  (1,218,081)
                           ___________  ___________  ___________

Net increase in cash and
  cash equivalents           1,277,474      367,289      164,343

Cash and cash equivalents,
  beginning of year          1,774,565    1,407,276    1,242,933
                           ___________  ___________  ___________

Cash and cash equivalents,
  end of year              $ 3,052,039  $ 1,774,565  $ 1,407,276
                           ===========  ===========  ===========



























See notes to financial statements


                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1    ORGANIZATION

     High Cash Partners, L.P. (formerly High Income Partners L.P.
     - Series 87) (the "Partnership") was formed in May 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring and operating real estate. The Partnership will terminate on December 31, 2030 or sooner, in accordance with its Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission, which became effective on June 29, 1988, covering an offering of 400,000 limited partnership units (subject to increase, if the Underwriter exercised its right to sell an additional 200,000 units) at $250 per unit.

     The Partnership's public offering terminated on June 29, 1990, at which time the Partnership had accepted subscriptions for 77,901 limited partnership units (including those units sold to the initial limited partner) for aggregate net proceeds of $17,284,566 (gross proceeds of $19,475,250, less organization and offering costs aggregating $2,190,684). The Partnership received $2,500 and $1,000 for contributions to the Partnership from the initial limited partner and the general partners, respectively. The Partnership had committed 100% of its net proceeds available for investment to the Sierra Marketplace acquisition, a retail shopping center.

     The Partnership sold 18,571 unregistered limited partnership units to Integrated Resources, Inc. ("Integrated"), the former parent of the original Managing General Partner of the Partnership, for aggregate net proceeds of $4,120,441 (gross proceeds of $4,642,750, less organization and offering costs aggregating $522,309). Simultaneously, Integrated sold these units to the Partnership's three bank creditors. The sale of the aforementioned units, effective January 1, 1991, was part of a transaction that enabled the Partnership to repay its unsecured loans on December 19, 1990.





                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Leases

     The Partnership accounts for its leases under the operating method. Under this method, revenue is recognized as rentals become due, except for stepped leases, where revenue is recognized on a straight-line basis over the life of the lease.

     Depreciation

     Depreciation is computed using the straight-line method over the estimated useful life of the property, which is
     approximately 40 years.   The cost of the property
     represents the initial cost of the property to the Partnership plus acquisition and closing costs. Repairs and maintenance are charged to operations as incurred.

     Write-down for impairment

     A write-down for impairment is recorded based upon a quarterly review of the property in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

     A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The
     Partnership may provide for write-downs in the future and such write-downs could be material.





                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     Financial statements

     The financial statements include only those assets, liabilities and results of operations that relate to the business of the Partnership.

     Cash and cash equivalents

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments that have original maturities of three months or less to be cash equivalents.

     Substantially all the Partnership's cash and cash equivalents are held at one financial institution.

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

     Net loss and distributions per unit of limited partnership interest

     Net loss and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (96,472) during the years ended December 31, 1997, 1996 and 1995.

     Income taxes

     No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities.
     Such examinations could result in adjustments to Partnership


                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     losses, which could affect the income tax liability of the individual partners.

     Recently issued accounting pronouncements

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share", established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure", established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

     Management of the Partnership does not believe these new standards have, or will have, a material effect on the Partnership's reported operating results, per unit amounts, financial position or cash flows.

     Reclassifications

     Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.




                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

3    CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST
     AND TRANSACTIONS WITH RELATED PARTIES

     Until June 13, 1997, the Managing General Partner of the Partnership was Resources High Cash, Inc. ("RHC"). RHC was, until November 3, 1994, a wholly-owned subsidiary of Integrated, at which time, pursuant to the consummation of Integrated's Plan of Reorganization, substantially all the assets of Integrated, but not the stock of RHC, were sold to Presidio Capital Corp. ("Presidio"). RHC is a wholly-owned subsidiary of XRC Corp. ("XRC"), which is a subsidiary of Presidio. The other general partner of the Partnership was, until June 13, 1997, Presidio AGP Corp. ("AGP"), a Delaware Corporation that is a wholly-owned subsidiary of Presidio. Presidio also is the parent of other entities that were, or may have been, engaged in businesses that may have been in competition with the Partnership. Accordingly, conflicts of interest may have arisen between the Partnership and such other businesses.

     A partnership affiliated with the predecessor General Partners, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), whose managing general partner is owned by Presidio, made a zero coupon first mortgage loan to the Partnership (Note 5).

     Effective April 1, 1991, Integrated purchased, in an arms-length transaction from an unaffiliated third party, 8,361 limited partnership units ("Units"). Effective January 1, 1995, pursuant to the consummation of Integrated's Plan of Reorganization, these units were transferred to XRC. For


                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     the years ended December 31, 1996 and 1995, XRC earned quarterly distributions from those Units of $104,680. No distributions were declared during 1997.

     On June 13, 1997, RHC and AGP sold their general partnership interests to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 1,640 Units in the secondary market.

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. During the years ended December 31, 1997 and 1996, reimbursable payroll expenses paid to Wexford by the Partnership amounted to $17,822 and $46,226 respectively.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the years ended December 31, 1996 and 1995, Resources Supervisory was entitled to receive $79,584 and $76,995, respectively, of which $65,364 and $56,666, respectively, was payable to the unaffiliated management company. For the year ended December 31, 1997, Resources Supervisory and Pembroke Realty were entitled to receive $35,245 and $41,929, respectively; of these amounts, which aggregated $77,174, $64,312 was payable to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory or Pembroke Realty for the years ended December 31, 1997, 1996 and 1995. Current fees of $2,890 were payable to Pembroke Realty at December 31, 1997, which were paid in the subsequent quarter.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to $301,475. For each of the years ended December 31, 1996 and 1995, the former Managing General Partner was entitled to this fee; for the year ended December 31, 1997, this fee was paid to the former and current Managing General Partners in their pro-rata shares.

     The General Partners are allocated 1% of the net income or losses of the Partnership and are also entitled to receive
     1% of distributions.

4    REAL ESTATE

     Real estate assets represent the Partnership's sole asset.
     Sierra Marketplace, a community marketplace located in Reno, Nevada, was purchased by the Partnership on February 10, 1989, and is summarized as follows:

                                          December 31,
                                 _____________________________
                                     1997              1996
                                 ____________      ___________

      Land                       $ 6,667,189       $ 8,868,859
      Building and improvements   12,800,714        17,065,377

                                  19,467,903        25,934,236
      Less accumulated
        depreciation               3,916,724         3,468,730


                                 $15,551,179       $22,465,506

     The land, building and improvements are collateralized by the mortgage payable.

     In performing its quarterly impairment review of the Property, prior management determined that the aggregate undiscounted cash flows from the Property over the


                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     anticipated holding period were below its net carrying value as of March 31, 1997 and, therefore, an impairment existed. At that time, prior management estimated the fair value of the Property to be approximately$15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements.

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 amounted to $447,994, $452,070 and $449,1138, respectively. Included in depreciation expense for the year ended December 31, 1997 is $87,190, which represents the net book value of improvements to the space formerly occupied by Levitz Furniture Store, which vacated its space in November 1997.

     During 1997 and 1996, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 22%, 21% and 16% in 1997 and 21%, 20% and 17% in 1996, with leases expiring in the years 2008, 2003 and 2008, respectively. One of the three tenants referred to above, Levitz Furniture Store, which accounted for 16% and 17% of the Partnership's rental revenues in 1997 and 1996, respectively, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in 1997 and vacated its space in November 1997. Levitz continues to pay rent to the Partnership, although such payments are expected to terminate in early 1998.

     Minimum future rental payments receivable, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancellable leases as of December 31, 1997 are approximately as follows:










                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     Year ending December 31,
          1998                    $1,797,000
          1999                     1,335,000
          2000                     1,172,000
          2001                     1,065,000
          2002                     1,044,000
          Thereafter               3,540,000
                                  __________
                                  $9,953,000
                                  ==========

5    MORTGAGE LOAN PAYABLE

     The mortgage loan payable represents a zero coupon first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former General Partners. The mortgage loan bears interest at the rate of 11.22% per annum, compounded monthly. The principal balance, along with deferred interest thereon, which is estimated to aggregate approximately $25,000,000, is due on February 28, 2001. The mortgage loan may not be prepaid, except in the event of condemnation or casualty, until after the expiration of the tenth year of the mortgage loan (March 1, 1999) and then may be prepaid, in whole only, for the remainder of the term without penalty or premium.

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

     Additionally, the terms of the mortgage loan require the Partnership to provide RAM 2 with a current appraisal of the property upon RAM 2's request. If it is determined, based upon the requested appraisals, that the sum of (i) the principal balance of the mortgage loan plus all other then outstanding indebtedness secured by the property and (ii) all accrued and unpaid interest on the mortgage loan at 6.22% per annum, compounded monthly (that sum, the


                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     "Measurement Amount"), exceeds 85% of the appraised value, an amount equal to such excess shall become immediately due and payable to RAM 2. In the event that RAM 2 insisted upon such payment, the Partnership might not have the liquidity to make such payment. In such event, the Partnership would attempt to negotiate terms for such payment, but could be forced to sell the property or seek other relief, including protection under the bankruptcy laws, and in any event might ultimately lose its investment in the property.

     To date, RAM 2 has not requested an appraisal, and there can be no assurance that, if the lender requests an appraisal, 85% of the appraised value at that time will equal the Measurement Amount. At December 31, 1997, the Measurement Amount was approximately $11,283,000, which was approximately $2,211,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

6    DISTRIBUTIONS PAYABLE

     Distributions payable are as follows:

                                      December 31,
                                   __________________
                                    1997       1996
                                   _______   ________
     Limited partners              $      -  $301,957
     General partners                     -     3,050
                                   ________  ________
                                   $      -  $305,007
                                   ========  ========







                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


7    DUE TO AFFILIATES

     The amounts due to affiliates are as follows:

                                       December 31,
                                   __________________
                                    1997       1996
                                   ________  ________

     Partnership Management Fee    $      -  $ 75,368
     Supervisory Management Fee       2,899     3,449
                                   ________  ________
                                   $  2,890  $ 78,817
                                   ========  ========

     Amounts due to affiliates were paid in the quarters subsequent to December 31, 1997 and 1996, respectively.

8    RECONCILIATION OF NET LOSS AND NET ASSETS PER FINANCIAL
     STATEMENTS TO TAX BASIS

     The Partnership files its tax return on an accrual basis. The Partnership has computed depreciation for tax purposes using the Modified Accelerated Cost Recovery System, which is not in accordance with generally accepted accounting principles. A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:

                              Year ended December 31,
                           __________________________________
                               1997       1996         1995
                           ___________  _________   _________
Net loss per financial
  statements               $(7,238,860) $(640,184)  $(442,098)
Write-down for impairment    6,475,500          -           -
Tax depreciation in excess
 of financial statement
depreciation                   (76,908)   (87,846)    (89,976)
                           ___________  _________   _________
Net loss per tax basis       $(840,268) $(728,030)  $(532,074)
                           ===========  =========   =========



                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     The differences between the Partnership's net assets per financial statements and the tax basis of accounting are as follows:

                                       December 31,
                                  _______________________
                                   1997           1996
                                  __________   __________
Net assets per financial
statements                        $990,575     $8,229,435
Cumulative tax depreciation
 in excess of financial
 statement depreciation           (755,945)      (679,037)
Write-down for impairment        6,475,500              -
Syndication costs                2,712,993      2,712,993
                                __________    ___________
Net assets per tax basis        $9,423,123    $10,263,391
                                ==========    ===========

9    LEVITZ BANKRUPTCY

     Until November 1997, Levitz Department Store ("Levitz") had occupied approximately 23% of the space at the property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). Rent under the lease for each of 1997, 1996 and 1995 was approximately $412,000, which was approximately 16% of the Partnership's total rental income revenues in each such period. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space; Levitz continues to pay rent under the lease, although such payments are expected to terminate in early 1998.

     The vacancy at the Levitz space will result in a loss of income upon the cessation of rent payments by Levitz, which is expected to occur during 1998. The vacancy may adversely affect the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. The Partnership is actively seeking a substitute tenant. However, there can be no assurance that the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz


                     HIGH CASH PARTNERS, L.P.

                  NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     lease. In addition, if a substitute tenant is obtained, the Partnership expects to make substantial expenditures in order to secure the substitute tenant and in connection with the new lease.

10   PARTNERS EQUITY

     The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 1% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $240,182 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.




















                    HIGH CASH PARTNERS, L.P.

                    Schedule II - VALUATION AND QUALIFYING ACCOUNTS

                              ADDITIONS
                              _________
               Balance at   Charges to  Charged to             Balance at
              Beginning of   Cost and     Other                  End of
Description     Period       Expenses     Accounts  Deductions   Period
___________   ____________  _________   __________  __________  _________
Year ended
December 31,
1997
    Sierra
    Marketplace

    Reno,
    Nevada     $        -   $ 6,475,500(A)  $      -  $       -  $6,475,500
               ==========   ==============  =========  ========  ==========


(A)Represents an allowance for impairment provided on the Sierra
Marketplace property during 1997.


























                    HIGH CASH PARTNERS, L.P.

     Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

          Initial Cost (1)            Costs Capitalized

                                          Building
                    Encum-                and           Improve- Carrying
  Description      brances      Land      Improvements  ments      Cost
Sierra Market-
 place Retail
 Shopping Center
  Reno, Nevada    $17,540,481  $8,868,859  $16,494,467  $580,077  $      -
                  ___________  __________  ___________  ________  ________


                                        Year ended December 31,
                                   1995          1996          1997

(A) RECONCILIATION OF REAL
    ESTATE OWNED
Balance at beginning of year      $25,868,677    $25,885,677   $25,934,236

Subtractions during year                    -              -     6,475,500
Write-down for impairment
                                  ___________    ___________   ___________
                                   25,868,677     25,885,677    19,458,736

Additions during year
  improvements                         17,000         48,559         9,167
                                  ___________    ___________   ___________
Balance at end of year            $25,885,677    $25,934,236   $19,467,903
                                  ___________    ___________   ___________


                                        Year ended December 31,
                                   1995          1996          1997

(B) RECONCILIATION OF ACCUMU-
    LATED DEPRECIATION
Balance at beginning of year       $2,567,522     $3,016,660    $3,468,730

Additions during the year
  Depreciation                        449,138        452,070       447,994
                                  ___________    ___________   ___________
Balance at end of year             $3,016,660     $3,468,730    $3,916,724
                                  ___________    ___________   ___________

(1) The aggregate cost for income tax purposes is $25,943,405 at December
31, 1997

               Gross Amount at Which Carried At

                                      Accumu-
            Building                  lated       Date of
            and Improve-              Depreci-    Construc-
Land        ments          Total      ation       tion

$6,667,189  $12,800,714  $19,467,903  $3,916,724    10/88
__________  ___________  ___________  ___________  ________


























              Life on which
             Depreciation in
              Latest Income
  Date         Statement is
Acquired        Computed

             Straight-line method
   2/89            40 years
_________     ____________________










































PART III

Item 10.  Directors and Executive Officers of Registrant

The Partnership has no officers or directors. Pembroke HCP, LLC, the Managing General Partner, manages and controls substantially all the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. Pembroke AGP Corp., the Associate General Partner, in its capacity as such, does not devote a material amount of time or attention to the Partnership's affairs.

Based on a review of the filings under Section 16(a) of Securities Exchange Act of 1934 (the 'Act'), none of the Managing
General Partner, the sole member or the officers of the Managing
General Partner or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by
Section 16(a) of the Act during 1997 or prior years.

Lawrence J. Cohen, age 42, is, and for more than five years has been, the sole shareholder and director of Pembroke Companies, Inc., which is the sole member and the manager of each of the Managing General Partner and the Associate General Partner. Pembroke Companies, Inc. is a privately-held investment management company, which makes investments in, and provides management services to, a variety of real estate-related businesses.


Item 11.  Executive Compensation

The Partnership is not required to pay, and has not paid, the officers, the manager or the sole member of the Managing General Partner or the Associate General Partner, or the officers or directors of the sole member of the Managing General Partner or the Assistant General Partner. Certain officers and directors of the former managing general partner of the Partnership received compensation from the former managing general partner or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may have included services performed for the Partnership; in addition, certain individuals affiliated with the Managing General Partner receive compensation from the Managing General Partner or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may have included services for the Partnership. See Item 13, "Certain Relationships and Related Transactions" below.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Pembroke Capital II, LLC ("PC") and Equity Resources Fund XIV Limited Partnership ("ERF") are the only persons known by the Partnership to be the beneficial owners of more than 5% of the Units. According to Schedule 13Ds PC and ERF have filed with the Securities and Exchange Commission, PC and ERF beneficially own 8,433 Units and 8,998 Units, respectively, which are 8.7% and 9.3%, respectively, of the outstanding Units. Lawrence J. Cohen has advised the Partnership that PC subsequently acquired beneficial ownership of an aggregate of an additional 1,568 Units in the secondary market. Mr. Cohen is the sole member of PC, and, therefore, he may be deemed to be the beneficial owner of PC's 10,001 Units (i.e., 10.4% of the outstanding Units). See
Item 10, 'Directors and Executive Officers of Registrant' above. The address of each of PC and Mr. Cohen is Pembroke Companies, Inc., 1325 Avenue of the Americas, Suite 1200, New York, New York 10019. The address of ERF is 14 Story Street, Cambridge, Massachusetts 02138.

Item 13.  Certain Relationships and Related Transactions

During 1997, the General Partners, their predecessors and their respective affiliates received compensation or payments for services from or with respect to the Partnership as follows:

          Name           Capacity in Which Served Compensation

Resources High Cash, Inc. Managing General Partner   $135,830(1)
Resources Supervisory     Affiliated Supervisory
  Management Corp.        Management Company         $ 35,245(2)
Presidio AGP Corp.        Associate General Partner  $      -(3)
Pembroke HCP, LLC         Managing General Partner   $165,645(4)
Pembroke AGP, LLC         Associate General Partner  $      -(3)
Pembroke Realty           Supervisory Property
 Management LLC           Manager                    $ 41,929(5)

(1)  Represents a partnership management fee earned by Resources
     High Cash, Inc.  Under the Partnership's Partnership
     Agreement, .99% of the net income and net loss of the Partnership is allocated to the Managing General Partner.
     For 1997, $3,818 of the Partnership's tax loss was allocated to Resources High Cash, Inc.

(2) This amount was earned pursuant to a supervisory management agreement with the Partnership for performance of certain functions related to property management. Of this amount, $29,660 was paid to CB Commercial, an unaffiliated property management company that performed services for Resources Supervisory Management Corp.

(3) Under the Partnership Agreement, .01 % of the Partnership's net income or net loss is allocated to the Associate General
     Partner. For 1997, $39 of the Partnership's tax loss was allocated to Presidio AGP Corp.

(4) Represents a partnership management fee earned by the Managing General Partner. Under the Partnership's
     Partnership- Agreement, .99% of the net income and net loss of the Partnership is allocated to the Managing General
     Partner. For 1997, $3,818 of the Partnership's tax loss was allocated to the Managing General Partner.

(5) This amount was earned pursuant to a supervisory management agreement with the Partnership for performance of certain functions related to property management. Of this amount, $34,649 was paid to CB Commercial, an unaffiliated property management company that performed services for Pembroke Realty Management LLC.





























PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1)    Financial Statements: See "Index to Financial
          Statements" in Item 8 above.

(a)(2)    Financial Statement Schedules: See "Index to Financial
          Statements" in Item 8 above.

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

     (b) Amended and Restated Certificate of Limited Partnership of Registrant, incorporated by reference to Exhibit 3C to the Form S-11.

     (c) Amendment to Partnership Agreement, incorporated by reference to Supplement No. I dated August 19, 1988 to
          Registrant's Prospectus filed pursuant to Rules 424(b) and 424(c) (Reg. No. 33-6412).

10.  (a)  Management Services Agreement between Registrant and
          Resources Property Management Corp., incorporated by reference to Exhibit 1 OB to Amendment No. 2 to the
          Form S-1 1.

     (b) Acquisition and Disposition Services Agreement among Registrant, Realty Resources Inc., and Resources High Cash, Inc., incorporated by reference to Exhibit 10.(b) of Registrant's Report on Form 10-K for the year ended December 31, 1988 (hereinafter the " 1988 10-K").

     (c)  Agreement among Resources High Cash, Inc., Integrated
          Resources, Inc. and Fourth Group Partners, incorporated by reference to Exhibit 1 0.(c) of the 1988 10-K.

     (d) Agreement of Purchase and Sale between Sierra Virginia, Inc. and Nevada Corp., incorporated by reference to
          Exhibit 10A to Registrant's Form 8 with respect to Registrant's current report on Form 8-K dated February 10, 1989.

     (e) Registered Note by Registrant to RAM 2 in connection with the purchase of Sierra Marketplace, incorporated by reference to Exhibit I0B to Registrant's Form 8 with respect to Registrant's current report on Form 8-K dated February 10, 1989, incorporated by reference to
          Exhibit 10(f) of Registrant's Report on Form 10-K for the year ended December 31, 1989 (hereinafter the " 1 989 10-K").

     (f) Settlement Agreement, dated October 17, 1990 among Registrant, Integrated, First Interstate Bank of Denver N.A., First Interstate Bank of Washington, N.A. and First American National Bank, Incorporated, incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated December 19, 1990.

     (g) Supervisory Management Agreement dated as of November 1, 1991 between Registrant and Resources Supervisory Management Corporation incorporated by reference to
          Exhibit 10 (g) to Registrant's Report on Form 1 O-K for the year ended December 31, 199 1.

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

     (j) First Amendment to Exclusive Leasing Listing Agreement dated as of January 1, 1994 between Resources Supervisory Management Corp. and CB Commercial Real Estate Group, Inc., incorporated by reference to
          Exhibit 100) to Registrant's Report on Form 10-K for the year ended December 31, 1993.

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

                              HIGH CASH PARTNERS, L.P.

                              By:  Pembroke HCP, LLC
                                   Managing General Partner


Dated:  March 31, 1998        By:  Pembroke Companies, Inc.
                                   Managing Member


                              By:  /s/ Lawrence J. Cohen
                                   Lawrence J. Cohen


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities (with respect to the Managing General Partner) and on the date indicated.


Dated:  March 31, 1998        By:  /s/ Lawrence J. Cohen
                                   Lawrence J. Cohen