Form 10-Q
period 1998-03-31
HIGH CASH PARTNERS L P
filed 1998-05-14
CIK 794984

===============================================================
                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                    Commission file number 0-17651


                       HIGH CASH PARTNERS, L.P.
        (Exact name of registrant as specified in its charter)

          DELAWARE                        13-3347257
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

                       High Cash Partners, L.P.
                         (Sierra Marketplace)
          c/o CB Commercial Real Estate Group, Inc.
                        5190 Neil Road, Suite 100
                         Reno, Nevada 89502-8500
               (Address of principal executive offices)

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

                               Yes  [X]                           No

==============================================================






































                       HIGH CASH PARTNERS, L.P.

                      FORM 10-Q - MARCH 31, 1998

                                 INDEX




PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     BALANCE SHEETS - March 31, 1998 and December 31, 1997  1

     STATEMENTS OF OPERATIONS - For the three months ended
        March 31, 1998 and 1997                             2

     STATEMENT OF PARTNERS' EQUITY - For the three months
        ended March 31, 1998                                3

     STATEMENTS OF CASH FLOWS - For the three months
        ended March 31, 1998 and 1997                       4

     NOTES TO FINANCIAL STATEMENTS                         5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS   7-9

PART II -  OTHER INFORMATION

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                 10

SIGNATURES                                                  11










PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                        HIGH CASH PARTNERS, L.P.

                             BALANCE SHEETS


                                March 31,       December 31,
                                   1998             1997
ASSETS

  Real estate, net              $  15,472,302   $  15,551,179
  Cash and cash equivalents         3,359,272       3,052,039
  Tenant receivables, net              64,977          29,737
  Other assets                         50,271          53,739
  Prepaid insurance premiums           22,042          29,511
  Prepaid real estate taxes            60,148               -
                                $  19,029,012   $  18,716,205

LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgage loan payable         $   6,500,000   $   6,500,000
  Deferred interest payable        11,537,106      11,040,481
  Accounts payable and accrued
    expenses                          109,389         127,680
  Due to affiliates                     2,948           2,890
  Tenants' security deposits
    payable                            54,579          54,579

       Total liabilities           18,204,022      17,725,630

Commitments and contingencies

Partners' equity

  Limited partners' equity
    (96,472 units issued
    and outstanding)                  816,740         980,669
  General partners' equity              8,250           9,906

       Total partners' equity         824,990         990,575

                                $  19,029,012   $  18,716,205




                        HIGH CASH PARTNERS, L.P.

                        STATEMENTS OF OPERATIONS



                                For the three months ended
                                          March 31,

                                    1998              1997

Revenues
  Rental income                 $     595,281   $     621,177
  Interest income                      37,812          13,711
  Other income                          1,550              -

                                      634,643         634,888

Costs and expenses
  Mortgage loan interest              496,625         444,285
  Operating                           110,300         156,051
  Depreciation and amortization        84,483         121,736
  Partnership management fees          75,369          75,369
  Property management fees             17,687          18,569
  Administrative                       15,764          14,955
  Write-down for impairment                 -       6,475,500

                                      800,228       7,306,465

  Net loss                      $    (165,585)  $  (6,671,577)

  Net loss attributable to
  Limited partners              $  (163,929)    $  (6,604,861)
     General partners                (1,656)          (66,716)

                                $  (165,585)    $  (6,671,577)


  Net loss per unit  of
     limited partnership
     interest (96,472
     units outstanding)       $    (1.70)       $      (68.46)





































                        HIGH CASH PARTNERS, L.P.

                     STATEMENT OF PARTNERS' EQUITY



                            General      Limited      Total
                           Partners'    Partners'   Partners'
                            Equity       Equity      Equity

Balance, January 1, 1998  $   9,906   $  980,669  $   990,575

Net loss for the three
  months ended
  March 31, 1998             (1,656)    (163,929)    (165,585)

Balance, March 31, 1998   $   8,250   $  816,740  $   824,990



























                          HIGH CASH PARTNERS, L.P.

                          STATEMENTS OF CASH FLOWS


                                For the three months ended
                                          March 31,

                                    1998              1997

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating
  activities
     Net loss                   $  (165,585)    $  (6,671,577)
  Adjustments to reconcile
    net loss to net cash
     provided by operating
     activities
       Write-down for impairment          -         6,475,500
       Deferred interest expense    496,625           444,285
       Depreciation and
         amortization                84,483           121,736
  Changes in assets and
     liabilities
       Tenant receivables            (35,240)               -
       Other assets                   (2,138)           6,617
       Prepaid real estate taxes     (60,148)         (58,600)
       Prepaid insurance premiums      7,469           21,139
       Accounts payable and accrued
         expenses                    (18,291)         (14,760)
       Due to affiliates                  58             (351)

          Net cash provided by
             operating activities    307,233          323,989

Cash flows from financing activities
  Distributions to partners              -           (305,007)

Net increase in cash and cash
  equivalents                        307,233           18,982

Cash and cash equivalents,
  beginning of period              3,052,039        1,774,565

Cash and cash equivalents,
  end of period                 $  3,359,272    $   1,793,547



                        HIGH CASH PARTNERS, L.P.

                     NOTES TO FINANCIAL STATEMENTS



1. INTERIM FINANCIAL INFORMATION

   The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
   On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 1,640 Units in the secondary market.

   Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarter ended March 31, 1998, $9,000 in reimbursable payroll expenses was payable to the affiliate of Pembroke HCP for services performed during the quarter.

   The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended March 31, 1998 and 1997, Pembroke Realty and Resources Supervisory collectively were entitled to receive $17,687 and $18,569, respectively, of which $14,739 and $15,471, respectively, was payable to the unaffiliated management company. No leasing activity compensation was paid to Pembroke Realty or Resources Supervisory for the quarter ended March 31, 1998 or 1997. Current fees of $2,948 were payable to Pembroke Realty at March 31, 1998, which were paid in the subsequent quarter.

3. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST
   AND TRANSACTIONS WITH RELATED PARTIES (continued)

   For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended March 31, 1998 and 1997, the Managing General Partner was entitled to a partnership management fee of $75,369.

   The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $1,656 and $66,716 in the quarters ended March 31, 1998 and 1997, respectively. They also are entitled to receive 1% of distributions.




































4. REAL ESTATE

   Real estate, which is the Partnership's sole asset, is summarized as follows:

                                March 31,         December 31,
                                   1998               1997

   Land                         $   6,667,189  $   6,667,189
   Building and improvements       12,800,714     12,800,714
                                   19,467,903     19,467,903
   Accumulated depreciation        (3,995,601)    (3,916,724)

                                $  15,472,302  $  15,551,179

   The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable. In performing its quarterly impairment review of the Partnership's property, prior management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. At that time, prior management estimated the fair value of the property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements. No write-down for impairment was required during the three months ended March 31, 1998.

5. DUE TO AFFILIATES

   The amounts due to affiliates are as follows:

                                   March 31,      December 31,
                                     1998             1997

   Supervisory Management Fee   $    6,667,189 $    6,667,189





ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


        Liquidity and Capital Resources

        The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

        The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of March 31, 1998, working capital reserves amounted to approximately $3,450,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended March 31, 1998 were funded from cash flow from operations.

        At March 31, 1998, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $18,037,106, which included deferred interest payable of $11,537,106. The mortgage does not permit a prepayment before March 1, 1999, and, therefore, the Partnership may not be able to refinance the mortgage before that date. At March 1, 1999, the total amount outstanding on the mortgage is expected to be approximately $20,000,000. If the value of the property does not exceed $20,000,000 at March 1, 1999, the Partnership may not be able to refinance the mortgage at that time. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000. See "Write-Down for Impairment" below.

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

        To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At March 31, 1998, the Measurement Amount was approximately $11,460,000, which was approximately $2,034,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

        Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 23% of the space of the Partnership's property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998.

        The vacancy at the Levitz space will result in a loss of income to the Partnership, and may adversely affect the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a substitute tenant. However, there can be no assurance the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, the Partnership expects to make substantial expenditures in order to secure a substitute tenant and in connection with a new lease.

        The level of leasing activity cannot be predicted, particularly in light of the Levitz situation, and therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. Consequently, the Partnership has declared no distribution payable for the three months ended March 31, 1998 and will not declare any distribution for the foreseeable future in order to build up cash reserves.

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

        Write-Down for Impairment

        The Partnership's property is reflected in the Partnership's financial statements at the lower of depreciated cost or estimated fair value. A write-down for impairment with respect to the Partnership's property may be recorded from time to time based upon quarterly reviews of the property. In performing this review, management considers the estimated fair value of the property based upon undiscounted future cash flows, as well as other factors, such as the current occupancy situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition of the property may differ materially from the value reflected in the Partnership's financial statements. A write-down for impairment is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions.

        In the first quarter of 1997, prior management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below the value of the property reflected in the Partnership's financial statements at March 31, 1997 and, therefore, an impairment existed. At that time, prior management estimated the fair value of the property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded at March 31, 1997.

        No additional write-down for impairment has been required since March 31, 1997. However, the
        Partnership may provide for additional write-downs in the future and such write-downs could be material.

        Results of Operations

        The net loss decreased for the quarter ended March 31, 1998 compared with the quarter ended March 31, 1997, which primarily reflects the write-down for impairment recorded in the 1997 period. See "Liquidity and Capital Resources" above.

        Revenues decreased slightly for the quarter ended March 31, 1998 compared with the quarter ended March 31, 1997, primarily due to a decrease in rental revenue, which resulted from additional tenant reimbursements being recorded during the earlier period, partially offset by an increase in interest income in the latter period (principally due to the build-up of cash reserves referred to in "Liquidity and Capital Resources" above).

        Costs and expenses decreased for the quarter ended March 31, 1998 compared with the quarter ended March 31, 1997, which primarily reflects the write-down for impairment recorded in the 1997 period. Decreases in operating and depreciation expenses were partially offset by an increase in mortgage loan interest expense. Operating expenses decreased as a result of lower repairs and maintenance costs. The decrease in depreciation expense reflects the impairment recorded in the 1997 period. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.























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



                         HIGH CASH PARTNERS, L.P.

                         By:  Pembroke HCP, LLC
                              Managing General Partner




                         By:  Pembroke Companies, Inc.,
                              Managing Member



Dated:  May 14, 1998     By:  /s/ Lawrence J. Cohen
                              Lawrence J. Cohen
                              President and Principal
                              Financial and Accounting Officer