Form 10-Q
period 1998-06-30
HIGH CASH PARTNERS L P
filed 1998-08-12
CIK 794984

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

             For the quarterly period ended June 30, 1998

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

               Yes  [X]                           No
===============================================================






































                       HIGH CASH PARTNERS, L.P.

                        FORM 10-Q   JUNE 30, 1998

                                 INDEX




PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

     BALANCE SHEETS - June 30, 1998 and December 31, 1997   1

     STATEMENTS OF OPERATIONS - For the three months ended
        June 30, 1998 and 1997 and for the six months ended
        June 30, 1998 and 1997                              2

     STATEMENT OF PARTNERS' EQUITY - For the six months
        ended June 30, 1998                                 3

     STATEMENTS OF CASH FLOWS - For the six months
        ended June 30, 1998 and 1997                        4

     NOTES TO FINANCIAL STATEMENTS                         5-6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS   7-9

PART II -  OTHER INFORMATION

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                 10

SIGNATURES                                                  11









PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                        HIGH CASH PARTNERS, L.P.

                             BALANCE SHEETS


                                 June 30,       December 31,
                                   1998             1997
ASSETS

  Real estate, net              $  15,394,395   $  15,551,179
  Cash and cash equivalents         3,719,908       3,052,039
  Tenant receivables, net             202,634          29,737
  Other assets                         55,466          53,739
  Prepaid insurance premiums            9,073          29,511
                                   ----------      -----------
                                $  19,381,476   $  18,716,205
                                   ----------      -----------


LIABILITIES AND PARTNERS' EQUITY

Liabilities

  Mortgage loan payable         $   6,500,000   $   6,500,000
  Deferred interest payable        12,046,219      11,040,481
  Accounts payable and accrued
    expenses                           86,600         127,680
  Due to affiliates                       113           2,890
  Tenants' security deposits
    payable                            57,979          54,579
                                   ----------      -----------
       Total liabilities           18,690,911      17,725,630
                                   ----------      -----------






Commitments and contingencies

Partners' equity

  Limited partners' equity
    (96,472 units issued
    and outstanding)                  683,659         980,669
  General partners' equity              6,906           9,906
                                      -------         -------

       Total partners' equity         690,565         990,575
                                      -------        --------

                                $  19,381,476   $  18,716,205
                                  -----------      ----------





























                        HIGH CASH PARTNERS, L.P.

                        STATEMENTS OF OPERATIONS


                                For the three months ended
                                          June 30,

                                    1998              1997
Revenues
  Rental income                 $     665,070   $     807,782
  Interest income                      42,269          32,043
  Other income                            467           3,930
                                      -------         -------
                                      707,806         843,755
                                      -------         -------

Costs and expenses
  Mortgage loan interest              509,113         451,726
  Operating                           126,209         165,109
  Depreciation and amortization        89,146         100,328
  Partnership management fees          75,369          75,369
  Property management fees             15,078          12,861
  Administrative                       27,316          12,189
  Write-down for impairment                 -               -
                                      -------         -------
                                      842,231         817,582
                                      -------         -------

  Net (loss) Income             $  (134,425)    $      26,173

  Net (loss) Income attributable to
  Limited partners              $  (133,081)    $      25,911
     General partners                (1,344)              262
                                   --------           -------
                                $  (134,425)    $      26,173
                                   --------           -------

  Net (loss) Income per unit of
     limited partnership
     interest (96,472
     units outstanding)                         $    (1.38)             $ .27
                                                   --------             -------




                        HIGH CASH PARTNERS, L.P.

                        STATEMENTS OF OPERATIONS



                                For the six months ended
                                          June 30,

                                    1998              1997

Revenues
  Rental income                 $   1,260,351   $   1,428,959
  Interest income                      80,081          45,754
  Other income                          2,017           3,930
                                    --------        ---------
                                    1,342,449       1,478,643
                                    --------        ---------

Costs and expenses
  Mortgage loan interest            1,005,738         896,011
  Operating                           236,509         321,160
  Depreciation and amortization       173,629         222,064
  Partnership management fees         150,738         150,738
  Property management fees             32,765          31,430
  Administrative                       43,080          27,144
  Write-down for impairment                 -       6,475,500
                                    ---------      ----------
                                    1,642,459       8,124,047

  Net (loss) Income             $    (300,010)  $  (6,645,404)
                                    ----------     -----------

  Net (loss) Income attributable to
  Limited partners              $    (297,010)  $  (6,578,950)
     General partners                  (3,000)        (66,454)
                                     --------       ----------
                                $    (300,010)  $  (6,645,404)
                                     --------       ----------
  Net (loss) Income per unit of
     limited partnership
     interest (96,472
     units outstanding)         $      (3.08)   $    (68.20)




                        HIGH CASH PARTNERS, L.P.

                     STATEMENT OF PARTNERS' EQUITY



                            General      Limited      Total
                           Partners'    Partners'   Partners'
                            Equity       Equity      Equity

Balance, January 1, 1998  $   9,906   $  980,669  $   990,575

Net loss for the six
  months ended
  June 30, 1998              (3,000)    (297,010)    (300,010)
                             -------     --------    ---------
Balance, June 30, 1998    $   6,906   $  683,659  $   690,565
                             -------     --------    ---------


























                          HIGH CASH PARTNERS, L.P.

                          STATEMENTS OF CASH FLOWS

                                For the six months ended
                                          June 30,

                                    1998              1997

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating
  activities
     Net loss                   $  (300,010)    $  (6,645,404)
  Adjustments to reconcile
    net loss to net cash
     provided by operating
     activities
       Write-down for impairment          -         6,475,500
       Deferred interest expense  1,005,738           896,011
       Depreciation and
         amortization               173,629           222,064
  Changes in assets and
     liabilities
       Tenant receivables          (172,897)         (235,446)
       Other assets                 (12,788)           (1,945)
       Prepaid insurance premiums     20,438           50,789
       Accounts payable and
         accrued expenses            (41,080)         (22,666)
       Due to affiliates              (2,777)              35
       Tenants' security deposits
         payable                       3,400                -
                                   ---------         --------

          Net cash provided by
             operating activities    673,653          738,938
                                   ---------         --------

Cash flows from Investing activities
  Additions to real estate            (5,784)               -
                                   ----------        --------

Cash flow from financing activities
  Distributions to partners                -         (305,007)
                                   ---------         --------

Net increase in cash and cash
  equivalents                        667,869          433,931

Cash and cash equivalents,
  beginning of period              3,052,039        1,774,565
                                   ---------        ---------
Cash and cash equivalents,
  end of period                 $  3,719,908    $   2,208,496
                                   ---------        ---------































                        HIGH CASH PARTNERS, L.P.

                     NOTES TO FINANCIAL STATEMENTS



1. INTERIM FINANCIAL INFORMATION

   The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
   On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 2,415 Units in the secondary market.

   Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an entity indirectly related to Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarter ended June 30, 1998, $9,000 in reimbursable payroll expenses was paid to the affiliate of Pembroke HCP for services performed during the quarter.

   The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended June 30, 1998 and 1997, Pembroke Realty and Resources Supervisory collectively were entitled to receive $15,078 and $12,861, respectively, of which $12,565 and $9,376, respectively, was payable to the unaffiliated management company. No leasing activity compensation was paid to Pembroke Realty or Resources Supervisory for the quarter ended June 30, 1998 or 1997. Current fees of $113 were payable to Pembroke Realty at June 30, 1998, which were paid in the subsequent quarter.

3. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST
   AND TRANSACTIONS WITH RELATED PARTIES (continued)

   For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended June 30, 1998 and 1997, the Managing General Partner was entitled to a partnership management fee of $75,369.

   The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to net income
   (loss) of $(1,344) and $262 in the quarters ended June 30, 1998 and 1997, respectively. They also are entitled to receive 1% of distributions.

4. REAL ESTATE

   Real estate, which is the Partnership's sole asset, is summarized as follows:

                                 June 30,         December 31,
                                   1998               1997

   Land                         $   6,667,189  $   6,667,189
   Building and improvements       12,806,498     12,800,714
                                   ----------     ----------
                                   19,473,687     19,467,903
   Accumulated depreciation        (4,079,292)    (3,916,724)
                                   ----------     ----------
                                $  15,394,395  $  15,551,179

   The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable. In performing its quarterly impairment review of the Partnership's property, prior management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. At that time, prior management estimated the fair value of the property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements. No write-down for impairment was required during the three months ended June 30, 1998.

5. DUE TO AFFILIATES

   The amounts due to affiliates are as follows:

                                   June 30,       December 31,
                                     1998             1997

   Supervisory Management Fee   $       113    $        2,890



ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


        Liquidity and Capital Resources

        The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

        The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of June 30, 1998, working capital reserves amounted to approximately $3,800,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended June 30, 1998 were funded from cash flow from operations.

        At June 30, 1998, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $18,546,219, which included deferred interest payable of $12,046,219. The mortgage does not permit a prepayment before March 1, 1999, and, therefore, the Partnership may not be able to refinance the mortgage before that date. At March 1, 1999, the total amount outstanding on the mortgage is expected to be approximately $20,000,000. If the value of the property does not exceed $20,000,000 at March 1, 1999, the Partnership may not be able to refinance the mortgage at that time. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000. See "Write-Down for Impairment" below.

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

        To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At June 30, 1998, the Measurement Amount was approximately $11,638,000, which was approximately $1,856,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

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

        The vacancy at the Levitz space has resulted in a loss of income to the Partnership, and may adversely affect the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a substitute tenant. However, there can be no assurance the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, the Partnership expects to make substantial expenditures in order to secure a substitute tenant and in connection with a new lease.

        The level of leasing activity cannot be predicted, particularly in light of the Levitz situation, and therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. Consequently, the Partnership has declared no distribution payable for the six months ended June 30, 1998 and will not declare any distribution for the foreseeable future in order to build up cash reserves.

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

        Results of Operations

        Three months ended June 30, 1988 compared to three months ended June 30, 1997.

        The Partnership realized a net loss of $134,425 for the three months ended June 30, 1998 compared to net income of $26,173 for the corresponding 1997 period, a change of $160,598. The change was primarily a result of a decrease in rental revenue caused by Levitz ceasing paying rent as of April 2, 1998, as well as an increase in mortgage loan interest expense.

        Revenues decreased from 1997 to 1998 primarily due to the loss of Levitz as a tenant, as well as other decreases in base rentals.

        Costs and expenses increased from 1997 to 1998 primarily due to an increase in mortgage loan interest expense, which was partially offset by a decrease in operating expenses.

        Operating expenses decreased as a result of lower insurance and repairs and maintenance costs. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage. Administrative expenses increased primarily due to an increase in legal fees.


        Six months ended June 30, 1998 compared to six months ended June 30, 1997.

        The Partnership realized a net loss of $300,010 for the six months ended June 30, 1998 compared to a net loss of $6,645,404 for the corresponding 1997 period, a change of $6,345,394. The change was primarily a result of the write-down for impairment recorded in March 1997 on the Sierra property.

        Revenues decreased from 1997 to 1998 due to the loss of Levitz as a tenant, as well as other decreases in base rentals.

        Costs and expenses decreased from 1997 to 1998 primarily due to the write-down for impairment recorded in 1997. Decreases in operating and depreciation expenses were partially offset by an increase in mortgage loan interest expense. Operating expenses decreased as a result of lower insurance and repairs and maintenance costs. Depreciation expense decreased as a result of the impairment recorded in March 1997. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

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



                         HIGH CASH PARTNERS, L.P.

                         By:  Pembroke HCP, LLC
                              Managing General Partner




                         By:  Pembroke Companies, Inc.,
                              Managing Member



Dated:  August 12, 1998  By:  /s/ Lawrence J. Cohen
                              Lawrence J. Cohen
                              President and Principal
                              Financial and Accounting Officer