Form 10-Q
period 1998-09-30
HIGH CASH PARTNERS L P
filed 1998-11-13
CIK 794984

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 (212) 350-9900
              (Registrant's telephone number, including area code)

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

                              Yes  X    No
                                  ---      ----

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                         FORM 10-Q - SEPTEMBER 30, 1998

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1998 and December 31, 1997..............1

        STATEMENTS  OF   OPERATIONS  -  For  the  three  months
           ended September  30,  1998 and 1997 and for the nine
           months ended
           September 30, 1998 and 1997.........................................2

        STATEMENT OF PARTNERS' EQUITY - For the nine months
           ended September 30, 1998............................................3

        STATEMENTS OF CASH FLOWS - For the nine months
           ended September 30, 1998 and 1997...................................4

        NOTES TO FINANCIAL STATEMENTS........................................5-6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................7-9

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................10

SIGNATURES....................................................................11

PART I - FINANCIAL INFORMATION

     This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Those statements appear in a number of places herein and include statements regarding the intent, belief or current expectations of the Partnership, primarily with respect to the future operating performance of the Partnership or related developments. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results and developments may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Partnership.

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS


                                                    September 30,   December 31,
                                                         1998           1997
                                                    -------------   ------------
ASSETS
         Real estate, net                           $ 15,336,893    $15,551,179
         Cash and cash equivalents                     4,063,245      3,052,039
         Tenant receivables, net                          71,745         29,737
         Other Assets                                     89,045         53,739
         Prepaid insurance premiums                       39,331         29,511
                                                    -------------   ------------
                                                    $ 19,600,259    $18,716,205
                                                    =============   ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
         Mortgage loan payable                      $  6,500,000    $ 6,500,000
         Deferred interest payable                    12,571,320     11,040,481
         Accounts payable and accrued expenses            82,195        127,680
         Due to affiliates                                 3,303          2,890
         Tenants' security deposits payable               57,779         54,579
                                                    -------------   ------------

            Total liabilities                         19,214,597     17,725,630

Commitments and contingencies

Partners' equity
         Limited partners' equity (96,472 units
            issued and outstanding)                      381,805        980,669
         General partners' equity                          3,857          9,906
                                                    -------------   ------------

            Total partners' equity                       385,662        990,575
                                                    -------------   ------------

                                                    $ 19,600,259    $18,716,205
                                                    =============   ============

See notes to financial statements.


                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS


                                           For the three months ended   For the nine months ended
                                                   September 30,                September 30,
                                         ----------------------------   --------------------------

                                            1998          1997             1998           1997
                                         ----------    ----------       ----------    -----------
Revenues
     Rental income                       $  512,577    $  661,520       $1,772,928    $ 1,994,399
     Interest income                         46,201        27,416          126,282         73,170
     Other income                               200         1,390            2,217          5,320
                                         ----------    ----------       ----------    -----------
                                            558,978       690,326        1,901,427      2,072,889
                                         ----------    ----------       ----------    -----------

Costs and expenses
     Mortgage loan interest                 525,101       469,654        1,530,839      1,365,665
     Operating                              137,975       138,466          374,484        469,626
     Depreciation and amortization           83,649        77,535          257,278        299,599
     Partnership management fees             75,369        75,369          226,107        226,107
     Property management fees                19,140        19,846           51,905         59,834
     Administrative                          22,647        31,383           65,727         68,527
     Write-down for impairment                    -             -               -      6,475,500
                                         ----------    ----------       ----------    -----------
                                            863,881       812,253        2,506,340      8,964,858
                                         ----------    ----------       ----------    -----------

Net loss                                 $ (304,903)    $(121,927)      $ (604,913)   $(6,891,969)
                                         ===========    ==========      ==========    ============

Net loss attributable to
     Limited partners                    $ (301,854)    $(120,708)      $ (598,864)   $(6,823,049)
     General partners                        (3,049)       (1,219)          (6,049)       (68,920)
                                         ----------    ----------       ----------    -----------
                                         $ (304,903)    $(121,927)      $( 604,913)   $(6,891,969)
                                         ===========    ==========      ==========    ============

Net loss per unit of limited
partnership interest (96,472 units
outstanding)                             $    (3.13)    $   (1.25)      $    (6.21)   $    (70.73)
                                         ===========    ==========      ==========    ============







See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          STATEMENT OF PARTNERS' EQUITY



                                             General       Limited       Total
                                            Partners'     Partners'    Partners'
                                             Equity        Equity       Equity
                                          -----------   -----------   ----------

Balance, January 1, 1998                  $  9,906      $  980,669    $ 990,575

Net loss for the nine months ended
   September 30, 1998                       (6,049)       (598,864)    (604,913)
                                          -----------   -----------   ----------
Balance, September 30, 1998               $  3,857      $  381,805    $ 385,662
                                          ===========   ===========   ==========





































See notes to financial statements.


                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                For the nine months ended
                                                                        September 30,
                                                          -----------------------------------

                                                               1998                 1997
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
   Net loss                                               $    (604,913)     $    (6,891,969)
   Adjustments to reconcile net loss to net cash
       provided by operating activities
            Write-down for impairment                                 -            6,475,500
            Deferred interest expense                         1,530,839            1,365,665
            Depreciation and amortization                       257,278              299,599
       Changes in assets and liabilities
            Tenant receivables                                  (42,008)            (140,174)
            Other assets                                        (52,137)              (1,301)
            Prepaid insurance premiums                           (9,820)              71,266
            Accounts payable and accrued expenses               (45,485)               8,194
            Due to affiliates                                       413              (74,427)
            Tenants' security deposits payable                    3,200                    -
                                                          --------------     ----------------

            Net cash provided by operating activities
                                                              1,037,367            1,112,353
                                                          --------------     ----------------


Cash flows from Investing activities
   Additions to real estate                                     (26,161)                   -
                                                          --------------     ----------------

Cash flows from financing activities
   Distributions to partners                                          -             (305,007)
                                                          --------------     ----------------


Net increase in cash and cash equivalents                     1,011,206              807,346

Cash and cash equivalents, beginning of period                3,052,039            1,774,565
                                                          --------------     ----------------

Cash and cash equivalents, end of period                  $    4,063,245     $     2,581,911
                                                          ==============     ================


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 4,442 Units in the secondary market.

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarter ended September 30, 1998, $9,000 in reimbursable payroll expenses was paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended September 30, 1998 and 1997, Pembroke Realty was entitled to receive $19,140 and $19,846, respectively, of which $15,950 and $16,538, respectively, was payable to the unaffiliated management company. No leasing activity compensation was paid to Pembroke Realty for the quarters ended September 30, 1998 or 1997. Current fees of $3,303 payable to Pembroke Realty at September 30, 1998 were paid in the subsequent quarter.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended September 30, 1998 and 1997, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to a net loss of $(3,049) and $(1,219) in the quarters ended September 30, 1998 and 1997, respectively. They also are entitled to receive 1% of distributions.

3.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:


                                             September 30,       December 31,
                                                  1998              1997
                                            ---------------    ---------------

     Land                                   $    6,667,189     $    6,667,189
     Building and improvements                  12,826,875         12,800,714
                                            ---------------    ---------------
                                                19,494,064         19,467,903
     Accumulated depreciation                   (4,157,171)        (3,916,724)
                                            ---------------    ---------------

                                            $   15,336,893     $   15,551,179
                                            ===============    ===============

     The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable. In performing its quarterly impairment review of the Partnership's property, prior management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. At that time, prior management estimated the fair value of the property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements. No write-down for impairment was required during the three months ended September 30, 1998.

4.   DUE TO AFFILIATES

     The amounts due to affiliates are as follows:


                                             September 30,       December 31,
                                                  1998              1997
                                            ---------------    ---------------

     Supervisory Management Fee             $        3,303     $        2,890
                                            ===============    ===============

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources

     The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

     The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of September 30, 1998, working capital reserves amounted to approximately $4,000,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended September 30, 1998 were funded from cash flow from operations.

     At September 30, 1998, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $19,071,320, which included deferred interest payable of $12,571,320. The mortgage does not permit a prepayment before March 1, 1999, and, therefore, the Partnership may not be able to refinance the mortgage before that date. At March 1, 1999, the total amount outstanding on the mortgage is expected to be approximately $20,000,000. If the value of the property does not exceed $20,000,000 at March 1, 1999, the Partnership may not be able to refinance the mortgage at that time. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000. See "Write-Down for Impairment" below.

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

     To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At September 30, 1998, the Measurement Amount was approximately $11,820,000, which was approximately $1,674,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

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

     The level of leasing activity cannot be predicted, particularly in light of the Levitz situation, and therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. Consequently, the Partnership has declared no distribution payable for the nine months ended September 30, 1998 and will not declare any distribution for the foreseeable future in order to build up cash reserves.

     Real Estate Market

     A substantial decline in the market value of the Partnership's property reflects real estate market conditions in the vicinity of the property. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space in the Partnership's property (including the Levitz space) has only limited visibility to the main thoroughfare and the fact that the space occupied by Levitz is expected to be vacant for at least some period, have hindered the lease-up of new space. As a result, the Partnership's investment in its property is at risk.

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

     Results of Operations

     Three months ended September 30, 1988 compared to three months ended September 30, 1997

     The Partnership realized a net loss of $304,903 for the three months ended September 30, 1998 compared to a net loss of $121,927 for the corresponding 1997 period, a change of $182,976. The change was primarily a result of a decrease in rental revenue caused by Levitz ceasing paying rent as of April 2, 1998, as well as an increase in mortgage loan interest expense.

     Revenues decreased from 1997 to 1998 primarily due to the loss of Levitz as a tenant, as well as other decreases in base rentals.

     Costs and expenses increased from 1997 to 1998 primarily due to an increase in mortgage loan interest expense, which was partially offset by a decrease in administrative expenses.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage. Administrative expenses decreased primarily due to a decrease in legal fees.

     Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

     The Partnership realized a net loss of $604,913 for the nine months ended September 30, 1998 compared to a net loss of $6,891,969 for the corresponding 1997 period, a change of $6,287,056. The change was primarily a result of the write-down for impairment recorded in March 1997 on the Partnership's property.

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



                                       HIGH CASH PARTNERS, L.P.

                                       By:  Pembroke HCP, LLC
                                            Managing General Partner




                                       By:  Pembroke Companies, Inc.,
                                            Managing Member



Dated:  November 13, 1998                   By: /s/ Lawrence J. Cohen
                                                ---------------------
                                                Lawrence J. Cohen
                                                President and Principal
                                                Financial and Accounting Officer