Form 10-K
period 1998-12-31
HIGH CASH PARTNERS L P
filed 1999-03-17
CIK 794984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

                                  OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-17651


                            HIGH CASH PARTNERS, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                     13-3347257
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     c/o CB Commercial Real Estate Group, Inc.
     5190 Neil Road, Suite 100
     Reno, Nevada  89502-8500                                           89502
----------------------------------------------                        ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  212-350-9900
Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on which
     Title of each class                                  registered
---------------------------                   ----------------------------------
            None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

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

In 1989, the Partnership used all the net proceeds from its public offering of units of limited partnership interest ("Units") to acquire Sierra Marketplace, a community retail shopping center completed in October 1988 and situated on 18.67 acres in the southern portion of Reno, Nevada ("Sierra Marketplace" or the "Property"). Sierra Marketplace consists of two main buildings and three "out parcel" structures containing approximately 233,000 square feet of net leasable area. Sierra Marketplace has 32 tenants. Each of three tenants, Smith's Management Corp., a large food and drug store, Good Guys, Inc., a consumer electronics store, and Bell Furniture, Inc., a furniture store, accounted for approximately 22%, 20% and 13%, respectively, of the Partnership's total rental income revenues in 1998. Smith's Management Corp. occupies 68,972 square feet and has a lease that extends through mid-2008; Good Guys, Inc. occupies 16,961 square feet and has a lease that extends through November 2003; Bell Furniture, Inc. occupies 18,225 square feet and has a lease that extends through October 2001. The Property is subject to a mortgage, which is described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 53,000 square feet at Sierra Marketplace under a lease that extended through 2008. Levitz accounted for approximately 16% of the Partnership's total rental income revenues in 1997. During 1997, Levitz filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In November 1997, Levitz vacated its premises, and ceased paying rent under the lease as of April 2, 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Locale and Competition

The Partnership believes there are approximately 8.8 million square feet of retail space in the Reno area, in a total of 72 regional malls and community, neighborhood and strip centers. Sierra Marketplace is located in the southern section of Reno, which is well developed commercially along major thoroughfares with substantial residential development along secondary streets. The primary trade area is considered affluent to middle class. Although there is little room for significant new competing development in the immediate geographical vicinity of the Property, the competition for tenants (including existing tenants whose leases expire) is strong among existing centers. In addition, a portion of the land available for development in the immediate geographic vicinity of the Property recently has been developed by centers predominantly occupied by large anchor tenants, which has created additional competition for the Property. New leases being signed at Sierra Marketplace are at equal or lower per-square-foot rentals than the expiring leases. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Real Estate Market" below.

Employees

The Partnership does not have any employees. Services are performed for the Partnership by Pembroke HCP, LLC, the Partnership's Managing General Partner (the "Managing General Partner"), Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of the Managing General Partner, and certain other parties that may be deemed to be affiliated with the Managing General Partner. Certain services are performed for Pembroke Realty by CB Commercial Real Estate Group, Inc., an unaffiliated management company ("CB Commercial"). See Item 10, "Directors and Executive Officers of Registrant", Item 11, "Executive
Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 13, "Certain Relationships and Related Transactions" below.


Item 2.  Properties

See Item 1, "Business" above.


Item 3.  Legal Proceedings

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below with regard to Levitz.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

As of March 9, 1999, there were approximately 1,380 holders of Units, owning an aggregate of 96,472 Units.

There were no distributions made during 1998 or 1997.

There are no material legal restrictions on distributions in the Partnership's Partnership Agreement. See, however, Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below for a discussion of financial conditions affecting the Partnership's ability to make distributions.

Item 6.  Selected Financial Data



                                                           Year ended December 31,
                             -------------------------------------------------------------------------------
                                  1998              1997            1996            1995           1994
                             --------------    -------------   --------------  -------------- --------------
Revenues                     $    2,479,904    $   2,686,095   $    2,637,022  $   2,632,230  $   2,477,410
Net Loss (1)                 $    (925,947)    $  (7,238,860)  $     (640,184) $    (442,098) $    (357,863)
Net (Loss) Per Unit (1)(2)   $    (   9.50)    $      (74.29)  $        (6.57) $       (4.54) $       (3.67)
Distributions Per Unit (2)   $           -     $           -   $        12.52  $       12.52  $       12.50
Long-term Obligations (3)    $   19,617,279    $  17,540,481   $   15,691,865  $  14,030,719  $  12,548,175
Total Assets                 $   19,834,203    $  18,716,205   $   24,485,903  $  24,652,234  $  24,814,694


-----------------

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



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources


The Partnership uses working capital reserves set aside from the proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. At December 31, 1998, working capital reserves amounted to approximately $4,268,000. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures during 1998 were funded from cash flow from operations.

At December 31, 1998, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $19,617,279, which included deferred interest payable of $13,117,279. From and after March 1, 1999, the mortgage loan may be prepaid, in whole only, without penalty or premium. At March 1, 1999, the total amount outstanding on the mortgage was approximately $20,000,000. The Partnership believes that, in the present circumstances, it would not be able to refinance the mortgage. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the Property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the Property. In that connection, in the first quarter of 1997, the value of the Property was written down to $15,875,000. See "Write-Down for Impairment" below.

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

To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At December 31, 1998, the Measurement Amount was approximately $12,005,000, which was approximately $1,489,000 less than 85% of the $15,875,000 value to which the Property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the Property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the Property.

Until November 1997, Levitz had occupied approximately 23% of the space at the Property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). Rent under the lease for each of 1997 and 1996 was approximately $412,000, which was approximately 16% of the Partnership's total rental income revenues in each such period. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent as of April 2, 1998.


The vacancy at the Levitz space resulted in a loss of income to the Partnership, and may have adversely affected the surrounding tenants, particulary in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a substitute tenant. However, there can be no assurance the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, the Partnership expects to make substantial expenditures in order to secure a substitute tenant and in connection with a new lease.

The level of leasing activity cannot be predicted, particularly in light of the Levitz situation, and, therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. Consequently, the Partnership has declared no distribution payable for 1998 or 1997 and will not declare any distribution for the foreseeable future in order to build up cash reserves.

Real Estate Market

A substantial decline in the market value of the Property reflects real estate market conditions in the vicinity of Sierra Marketplace. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space at the Property (including the Levitz space) has only limited visibility to the main thoroughfare and the fact that the space occupied by Levitz is expected to continue to be vacant for at least some period, have hindered the lease-up of new space. As a result, the Partnership's investment in the Property is at risk.

Write-Down for Impairment

The value of the Property is reflected in the Partnership's financial statements at the lower of depreciated cost or estimated fair value. A write-down for impairment with respect to the Property may be recorded from time to time based upon quarterly reviews of the Property. In performing this review, management considers the estimated fair value of the Property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the Property and the economic situation in the region where the Property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition of the Property may differ materially from the value reflected in the Partnership's financial statements.

A write-down for impairment is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional write-downs in the future and such write-downs could be material. In the first quarter of 1997, management determined that the aggregate undiscounted future cash flows from the Property over the anticipated holding period were below the value of the Property reflected in the Partnership's financial statements at March 31, 1997 and, therefore, an impairment existed. Management performed an internal analysis of the Property, which indicated an estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded at March 31, 1997. No additional write-down for impairment was required during 1998.

Results of Operations

1998 vs. 1997

The Partnership realized a net loss of $925,947 for 1998, compared with a net loss of $7,238,860 for 1997, a change of $6,312,913. The change was primarily a result of the write-down for impairment recorded in March 1997 with respect to the Property. See "Write-Down for Impairment" above.

Revenues decreased from 1997 to 1998 due to the loss of Levitz as a tenant, as well as other decreases in base rentals. See "Liquidity and Capital Resources" above.

Costs and expenses decreased from 1997 to 1998 primarily due to the write-down for impairment recorded in March 1997. Decreases in operating and depreciation expenses were partially offset by an increase in mortgage loan interest expense. Operating expenses decreased as a result of lower insurance and repairs and maintenance costs. Depreciation expense decreased as a result of the impairment recorded in March 1997. Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data


                            HIGH CASH PARTNERS, L.P.
                              FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31,1998,1997 AND 1996

                                      INDEX

                                                                          Page
                                                                         Number
                                                                        --------

Independent Auditor's Report                                               F-1

     Financial statements - years ended
        December 31, 1998, 1997 and 1996

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

To the Partners of
High Cash Partners, L.P.



                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of High Cash Partners, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Cash Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/  Hays & Company



March 11, 1999
New York, New York

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS



                                                                    December 31,
                                                         --------------------------

                                                             1998             1997
                                                         --------------  -------------
ASSETS
  Real estate, net                                       $   15,358,165  $  15,551,179
  Cash and cash equivalents                                   4,270,688      3,052,039
  Other assets                                                  114,174         53,739
  Tenant receivables, net                                        63,653         29,737
  Prepaid insurance premiums                                     27,523         29,511
                                                         --------------  -------------

                                                         $   19,834,203  $  18,716,205
                                                         ==============  =============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
  Mortgage loan payable                                  $    6,500,000  $   6,500,000
  Deferred interest payable                                  13,117,279     11,040,481
  Accounts payable and accrued expenses                          93,429        127,680
  Due to affiliates                                                  --          2,890
  Tenants' security deposits payable                             58,867         54,579
                                                         --------------  -------------

        Total liabilities                                    19,769,575     17,725,630
                                                         --------------  -------------

Commitments and contingencies (Notes 3, 4, 5 and 8)

Partners' equity
  Limited partners' equity
  (96,472 units issued and outstanding)                          63,981        980,669
  General partners' equity                                          647          9,906
                                                         --------------  -------------

        Total partners' equity                                   64,628        990,575
                                                         --------------  -------------

                                                         $   19,834,203  $  18,716,205
                                                         ==============  =============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS




                                                                    Year ended December 31,
                                                      ----------------------------------------

                                                           1998             1997           1996
                                                      --------------    ------------   -------------
Revenues
--------
  Rental income                                       $    2,306,202    $  2,573,611   $  2,562,666
  Other income                                                 2,217           5,966          1,640
  Interest income                                            171,485         106,518         72,716
                                                      --------------    ------------   ------------

                                                           2,479,904       2,686,095      2,637,022
                                                      ==============    ============   ============

Cost and expenses
  Mortgage loan interest                                   2,076,798       1,848,616      1,661,146
  Operating                                                  508,467         617,589        604,082
  Depreciation and amortization                              349,554         495,094        478,846
  Partnership management fees                                301,475         301,475        301,475
  Administrative                                             101,255         109,507        152,073
  Property management fees                                    68,302          77,174         79,584
  Write-down for impairment                                        -       6,475,500              -
                                                      --------------    ------------   ------------

                                                           3,405,851       9,924,955      3,277,206
                                                      --------------    ------------   ------------

Net loss                                              $   ( 925,947)    $(7,238,860)   $   (640,184)
                                                      ==============    ============   =============



Net loss attributable to
  Limited partners                                    $    (916,688)    $(7,166,471)  $   (633,782)
  General partners                                           (9,259)        (72,389)        (6,402)
                                                      --------------    ------------        ------

                                                      $    (925,947)    $(7,238,860)  $   (640,184)
                                                      ==============    ============  ============



Net loss per unit of limited partnership              $    (   9.50)    $    (74.29)  $      (6.57)
  interest (96,472 units outstanding)                 ==============    ============  ============



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          STATEMENT OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                          General        Limited           Total
                                                         Partners'      Partners'        Partners'
                                                          Equity         Equity           Equity
                                                       ------------  ---------------  ---------------

Balance, January 1, 1996                               $    100,897  $     9,988,752  $   10,089,649
Net loss - 1996                                             (6,402)        (633,782)        (640,184)
Distributions to partners
  ($12.52 per limited unit)                                (12,200)      (1,207,830)      (1,220,030)
                                                       ------------  ---------------  ---------------
Balance, December 31, 1996                                   82,295        8,147,140        8,229,435
Net loss - 1997                                            (72,389)      (7,166,471)      (7,238,860)
                                                       ------------  ---------------  ---------------
Balance, December 31, 1997                                    9,906          980,669          990,575
Net Loss - 1998                                             (9,259)        (916,688)        (925,947)
                                                       ------------  ---------------  ---------------
Balance, December 31, 1998                             $       647   $       63,981   $       64,628
                                                       ============  ===============  ===============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS




                                                                               Year ended December 31,
                                                                   --------------------------------------------

                                                                        1998             1997           1996
                                                                   --------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

Cash flows from operating activities

  Net loss                                                         $    (925,947)   $ (7,238,860)  $   (640,184)
  Adjustments to reconcile net loss to net cash
       provided by operating activities
           Write-down for impairment                                            -       6,475,500              -
           Deferred interest expense                                    2,076,798       1,848,616      1,661,146
           Depreciation and amortization                                  349,554         495,094        478,846
           Other assets                                                         -               -         10,346
  Changes in assets and liabilities
       Tenant receivables                                                (33,916)          49,192         77,679
       Other assets                                                      (84,813)         (7,330)       (13,048)
       Prepaid real estate taxes                                                -               -         59,393
       Prepaid insurance premiums                                           1,988          43,883       (31,037)
       Accounts payable and accrued expenses                             (34,251)           2,160         35,190
       Due to affiliates                                                  (2,890)        (75,927)        (2,053)
       Tenant's security deposits payables                                  4,288           (680)          (400)
                                                                   --------------   -------------  -------------

           Net cash provided by operating activities                    1,350,811       1,591,648      1,635,878
                                                                   --------------   -------------  -------------

Cash flows from investing activities
  Additions to real estate                                              (132,162)         (9,167)       (48,559)
                                                                   --------------   -------------  -------------

Cash flows from financing activities
  Distributions to partners                                                     -       (305,007)    (1,220,030)
                                                                   --------------   -------------  -------------

Net increase in cash and cash equivalents                               1,218,649       1,277,474        367,289

Cash and cash equivalents, beginning of year                            3,052,039       1,774,565      1,407,276
                                                                   --------------   -------------  -------------

Cash and cash equivalents, end of year                             $    4,270,688   $   3,052,039  $   1,774,565
                                                                   ==============   =============  =============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

     Write-down for impairment

     A write-down for impairment is recorded based upon a periodic review of the property in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     performing this review, management considers the estimated fair value of the property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately realized upon a disposition may differ materially from the carrying value.

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

     Fair value of financial instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments consist principally of cash and cash equivalents and a mortgage loan payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Net loss and distributions per unit of limited partnership interest

     Net loss and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (96,472) during the years ended December 31, 1998, 1997 and 1996.

     Income taxes

     No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership losses, which could affect the income tax liability of the individual partners.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

     Effective April 1, 1991, Integrated purchased, in an arms-length transaction from an unaffiliated third party, 8,361 limited partnership units ("Units"). Effective January 1, 1995, pursuant to the consummation of Integrated's Plan of Reorganization, these units were transferred to XRC. For the years ended December 31, 1996 and 1995, XRC earned quarterly distributions from those Units of $104,680. No distributions were declared during 1997.

     On June 13, 1997, RHC and AGP sold their general partnership interests to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 5,208 Units in the secondary market.

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Partnership.   During  the  years  ended   December   31,  1998  and  1997,
     reimbursable payroll expenses paid to the affiliate and Wexford by the Partnership amounted to $36,000 and $17,822, respectively.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the year ended December 31, 1996, Resources Supervisory was entitled to receive $79,584, of which $65,364 was payable to the unaffiliated management company. For the year ended December 31, 1997, Resources Supervisory and Pembroke Realty were entitled to receive $35,245 and $41,929, respectively; of these amounts, which aggregated $77,174, $64,312 was payable to the unaffiliated management company. For the year ended December 31, 1998, Pembroke Realty was entitled to receive $68,302, of which $56,918 was payable to the unaffiliated management company. No leasing activity compensation was paid to Resources Supervisory or Pembroke Realty for the years ended December 31, 1998, 1997 and 1996.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to $301,475. For the year ended December 31, 1996, the former
     Managing General Partner was entitled to this fee; for the year ended December 31, 1997, this fee was paid to the former and current Managing General Partners in their pro-rata shares. For the year ended December 31, 1998, the current Managing General Partner was paid this fee.

     The General Partners are allocated 1% of the net income or losses of the Partnership and are also entitled to receive 1% of distributions.

4    REAL ESTATE

     Real estate assets represent the Partnership's principal asset. Sierra Marketplace, a community marketplace located in Reno, Nevada, was purchased by the Partnership on February 10, 1989, and is summarized as follows:

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                December 31,
                                                                ------------
                                                          1998               1997
                                                    -------------      -------------
                                                    $   6,667,189      $   6,667,189

Land
Building and improvements                              12,932,876         12,800,714
                                                    -------------      -------------
                                                       19,600,065         19,467,903
Less accumulated depreciation                         (4,241,900)        (3,916,724)
                                                    -------------      -------------

                                                    $  15,358,165      $  15,551,179
                                                    =============      =============


     The land, building and improvements are collateralized by the mortgage payable.

     In performing an impairment review of the Property, management determined that the aggregate undiscounted cash flows from the Property over the anticipated holding period were below its net carrying value as of March 31, 1997 and, therefore, an impairment existed. At that time, management estimated the fair value of the Property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements.

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 amounted to $325,176, $447,994 and $452,070, respectively. Included in depreciation expense for the year ended December 31, 1997 is $87,190, which represents the net book value of improvements to the space formerly occupied by Levitz Furniture Store, which vacated its space in November 1997.

     During 1998, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 22%, 20% and 13% of rental revenues, with leases expiring in the years 2008, 2003 and 2001, respectively. During 1997 and 1996, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 22%, 22% and 16% of the
     Partnership's rental revenues. One of those tenants, Levitz Furniture Store, which accounted for 16% of the Partnership's rental revenues in 1997, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in 1997 and vacated its space in November 1997. Levitz ceased paying rent as of April 2, 1998.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Minimum future rental payments receivable, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancellable leases as of December 31, 1998 are as follows:



      Year ending December 31,
           1999                                         $    1,780,081
           2000                                              1,623,061
           2001                                              1,450,884
           2002                                              1,207,284
           2003                                              1,084,457
           Thereafter                                        2,587,916
                                                       ------------------
                                                        $    9,733,683
                                                       ==================


5    MORTGAGE LOAN PAYABLE

     The mortgage loan payable represents a zero coupon first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former General Partners. The mortgage loan bears interest at the rate of 11.22% per annum, compounded monthly. The principal balance, along with deferred interest thereon, which is estimated to aggregate approximately $25,000,000, is due on February 28, 2001. From and after March 1, 1999, the mortgage loan may be prepaid, in whole only, without penalty or premium.

     In accordance with the terms of the mortgage loan, additional interest may be payable equal to 23.9% of the appreciation in the value of the property after payment of a specified return to the Partnership. The maximum annual rate of interest, including the additional interest, is not to exceed 16% compounded annually and is due on the earlier of the maturity date or the date the mortgage loan is prepaid.

     Additionally, the terms of the mortgage loan require the Partnership to provide RAM 2 with a current appraisal of the property upon RAM 2's request. If it is determined, based upon the requested appraisals, that the sum of (i) the principal balance of the mortgage loan plus all other then outstanding indebtedness secured by the property and (ii) all accrued and unpaid interest on the mortgage loan at 6.22% per annum, compounded monthly (that sum, the "Measurement Amount"), exceeds 85% of the appraised value, an amount equal to such excess shall become immediately due and payable to RAM 2. In the event that RAM 2 insisted upon such payment, the Partnership might not have the liquidity to make such payment. In such event, the Partnership would attempt to negotiate terms for such payment, but could be forced to sell the property or seek other relief, including protection under the bankruptcy laws, and in any event might ultimately lose its investment in the property.

     To date, RAM 2 has not requested an appraisal, and there can be no assurance that, if the lender requests an appraisal, 85% of the appraised value at that time will equal the Measurement Amount. At December 31, 1998, the Measurement Amount was approximately $12,005,000, which was approximately $1,489,000 less than 85% of the $15,875,000 value to which the property was written

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the appraised value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

     In light of the above circumstances, management has estimated the fair value of the mortgage loan to approximate the value of the Partnership's real estate assets at December 31, 1998.

6    DUE TO AFFILIATES

     The amounts due to affiliates are as follows:


                                                     December 31,
                                      -----------------------------------------
                                             1998                   1997
                                      ---------------------   -----------------

        Supervisory Management Fee    $                --     $           2,890
                                      =====================   =================


     Amounts due to affiliates were paid in the quarters subsequent to December 31, 1997.

7    RECONCILIATION OF NET LOSS AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX
     BASIS

     The Partnership files its tax return on an accrual basis. The Partnership has computed depreciation for tax purposes using the Modified Accelerated Cost Recovery System, which is not in accordance with generally accepted accounting principles. A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:






                                                                  Year ended December 31,
                                                    ---------------------------------------------------
                                                        1998                1997               1996
                                                    ------------        ------------         ----------
     Net loss per financial statements                $(925,947)        $(7,238,860)         $(640,184)

     Write-down for impairment                                 -          6,475,500                  -

     Tax depreciation in excess of financial
     statement depreciation                            (228,353)            (76,908)           (87,846)
                                                    ------------        ------------         ----------

     Net loss per tax basis                         $(1,154,300)          $(840,268)         $(728,030)
                                                    ============        ============         ==========

     The  differences   between  the  Partnership's  net  assets  per  financial
     statements and the tax basis of accounting are as follows:



                                                         December 31,
                                               ------------------------------
                                                    1998            1997
                                               --------------  --------------

     Net assets per financial statements        $      64,628   $     990,575

     Cumulative tax depreciation in excess
     of financial statement depreciation            (984,297)       (755,945)

     Write-down for impairment                      6,475,500       6,475,500

     Syndication costs                              2,712,993       2,712,993
                                               --------------  --------------

     Net assets per tax basis                   $   8,268,824   $   9,423,123
                                               =============== ==============

8    LEVITZ BANKRUPTCY

     Until November 1997, Levitz Department Store ("Levitz") had occupied approximately 23% of the space at the property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). Rent under the lease for each of 1997 and 1996 was approximately $412,000, which was approximately 16% of the Partnership's total rental income revenues in each such period. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent as of April 2, 1998.

     The vacancy at the Levitz space resulted in a loss of income to the Partnership. The vacancy also may have adversely affected the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. The Partnership is actively seeking a substitute tenant. However, there can be no assurance that the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is obtained, the Partnership expects to make substantial expenditures in order to secure the substitute tenant and in connection with the new lease.

9    PARTNERS' EQUITY

     The General Partners hold a 1% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it did not reflect the General Partners' 1% equity interest in the Partnership. Thus, during 1997, the Partnership restated its financial statements to reallocate $240,182 (1% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made retroactively as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

                                              HIGH CASH PARTNERS, L.P.

                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS


                                                          ADDITIONS
                                                   -------------------------
                                    BALANCE AT     CHARGED TO    CHARGED TO               BALANCE AT
                                   BEGINNING OF    COSTS AND       OTHER                    END OF
       DESCRIPTION                   PERIOD         EXPENSES      ACCOUNTS   DEDUCTIONS     PERIOD
--------------------------------  -------------  -------------  ----------- ------------ ------------
Year ended December 31, 1998
      Reno, Nevada                $ 6,475,500    $           -   $        -  $        -  $  6,475,500
    Sierra Marketplace            ===========    =============   ==========  ==========  ============


Year ended December 31, 1997
      Reno, Nevada                $         -    $ 6,475,500(A)  $        -  $        -  $  6,475,500
    Sierra Marketplace            ===========    ==============  ==========  ==========  ============


(A) Represents an allowance for impairment provided on the Sierra Marketplace property during 1997.


                                    HIGH CASH PARTNERS, L.P.

                      Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION



                                             INITIAL COST (1)          COSTS CAPITALIZED
                                        -------------------------- -------------------------

                                                     Building and
                              Encum-                   Improve-      Improve-     Carrying
       Description            brances      Land         ments         ments         Cost
-------------------------- ------------ ----------- -------------- -----------  ------------

Sierra Marketplace
   Retail Shopping Center
      Reno, Nevada         $19,617,279  $8,868,859   $16,494,467   $712,239     $    -
                           ------------ -----------  ------------- -----------  ------------

                                                              Year ended December 31,
                                                    -----------------------------------------
                                                        1996           1997           1998
                                                    -------------  ------------  ------------
(A) RECONCILIATION OF REAL ESTATE OWNED

Balance at beginning of year                          $25,868,677   $25,934,236   $19,467,903

Subtractions during year
   Write-down for impairment                                   --     6,475,500            --
                                                    -------------   -----------  ------------
                                                       25,868,677    19,458,736    19,467,903

Additions during year
   Improvements                                            48,559         9,167       132,162
                                                    -------------   -----------  ------------

Balance at end of year                                $25,934,236   $19,467,903   $19,600,065

                                                              Year ended December 31,
                                                    -----------------------------------------
                                                        1996           1997           1998
                                                    -------------   -----------  ------------
(B) RECONCILIATION OF ACCUMULATED
DEPRECIATION

Balance at beginning of year                           $3,016,660    $3,468,730    $3,916,724

Additions during the year
   Depreciation                                           452,070       447,994       325,176
                                                    -------------   -----------  ------------

Balance at end of year                                 $3,468,730    $3,916,724    $4,241,900
                                                    -------------   -----------  ------------


                                             GROSS AMOUNT AT WHICH CARRIED AT
                                        ----------------------------------------



                                                     Building and                  Accumulated
                                          Land       Improvements      Total      Depreciation
                                       ------------ --------------  ------------ --------------

Sierra Marketplace
   Retail Shopping Center
      Reno, Nevada                       $6,667,189    $12,932,876   $19,600,065     $4,241,900
                                       ------------ --------------  ------------ --------------


(A) RECONCILIATION OF REAL ESTATE

Balance at beginning of year

Subtractions during year
   Write-down for impairment


Additions during year
   Improvements

Balance at end of year



(B) RECONCILIATION OF ACCUMULATED
DEPRECIATION

Balance at beginning of year

Additions during the year
   Depreciation

Balance at end of year



                                                                      Life on which
                                                                     Depreciation in
                                                                       Latest Income
                                        Date of        Date            Statement is
                                      Construction   Acquired           Computed
                                     -------------- ----------      -----------------

Sierra Marketplace
   Retail Shopping Center                                           Straight-line method
      Reno, Nevada                      10/88          2/89              40 years
                                     -------------- ----------      --------------------

(A) RECONCILIATION OF REAL ESTATE

Balance at beginning of year

Subtractions during year
   Write-down for impairment


Additions during year
   Improvements

Balance at end of year



(B) RECONCILIATION OF ACCUMULATED
DEPRECIATION

Balance at beginning of year

Additions during the year
   Depreciation

Balance at end of year


(1) The aggregate cost for income tax purposes is $26,075,565 at December 31, 1998.

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

Based on a review of the filings under Section 16(a) of Securities Exchange Act of 1934 (the "Act"), none of the Managing General Partner, the sole member or the officers of the Managing General Partner or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Act during 1998 or prior years.

Lawrence J. Cohen, age 43, is, and for more than five years has been, the sole shareholder and director of Pembroke Companies, Inc., which is the sole member and the manager of each of the Managing General Partner and the Associate General Partner. Pembroke Companies, Inc. is a privately-held investment management company, which makes investments in, and provides management services to, a variety of real estate-related businesses.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management

Pembroke Capital II, LLC ("PC") and Equity Resources Fund XIV Limited Partnership ("ERF") are the only persons known by the Partnership to be the beneficial owners of more than 5% of the Units. According to Schedule 13Ds PC and ERF have filed with the Securities and Exchange Commission, PC and ERF beneficially own 12,803 Units and 8,998 Units, respectively, which are 13.3% and 9.3%, respectively, of the outstanding Units. Lawrence J. Cohen has advised the Partnership that PC currently has beneficial ownership of an aggregate of an additional 756 Units. Mr. Cohen is the sole member of PC, and, therefore, he may be deemed to be the beneficial owner of PC's 13,559 Units (i.e., 14.1% of the outstanding Units). See Item 10, "Directors and Executive Officers of
Registrant" above. The address of each of PC and Mr. Cohen is Pembroke Companies, Inc., 70 East 55th Street, New York, New York 10022. The address of ERF is 14 Story Street, Cambridge, Massachusetts 02138.



                                      III-1

Item 13. Certain Relationships and Related Transactions

During 1998, the General Partners and their respective affiliates received compensation or payments for services from or with respect to the Partnership as follows:


            Name                 Capacity in Which Served        Compensation

Pembroke HCP, LLC                Managing General Partner         $301,475(1)
Pembroke AGP, LLC                Associate General Partner              - (2)
Pembroke Realty Management LLC   Supervisory Property Manager     $ 68,302(3)

(1) Represents a partnership management fee earned by the Managing General Partner. Under the Partnership's Partnership- Agreement, .99% of the net income and net loss of the Partnership is allocated to the Managing General Partner. For 1998, $10,996 of the Partnership's tax loss was allocated to the Managing General Partner.

(2) Under the Partnership Agreement, .01 % of the Partnership's net income or net loss is allocated to the Associate General Partner. For 1998, $111 of the Partnership's tax loss was allocated to the Associate General Partner.

(3) This amount was earned pursuant to a supervisory management agreement with the Partnership for performance of certain functions related to property management. Of this amount, $56,918 was paid to CB Commercial, an unaffiliated property management company that performed services for Pembroke Realty Management LLC.

                                      III-2

PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial  Statements:  See "Index to  Financial  Statements"  in Item
         8 above.

(a)(2) Financial Statement Schedules: See "Index to Financial Statements" in Item 8 above.

(a)(3)   Exhibits:

3.       (a)     Second Amended and Restated Partnership Agreement ("Partnership
                 Agreement") of Registrant, incorporated by reference to Exhibit
                 3D to Amendment No. 2 to Registrant's Registration Statement on
                 Form  S-11  filed  on  June  24,   1988  (Reg.   No.   33-6412)
                 (hereinafter the "Form S-11 ").

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

         (e) Registered Note by Registrant to RAM 2 in connection with the purchase of Sierra Marketplace, incorporated by reference to
                 Exhibit I0B to Registrant's Form 8 with respect to Registrant's current report on Form 8-K dated February 10, 1989, incorporated by reference to Exhibit 10(f) of Registrant's Report on Form 10-K for the year ended December 31, 1989 (hereinafter the " 1 989 10- K").

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

(b)              Report on Form 8-K:
                 -------------------

                 Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

                 None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HIGH CASH PARTNERS, L.P.

                                      By:    Pembroke HCP, LLC
                                             Managing General Partner


Dated:  March 16, 1999                By:    Pembroke Companies, Inc.
                                             Managing Member


                                      By:    /s/  Lawrence J. Cohen
                                             ------------------------
                                             Lawrence J. Cohen


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities (with respect to the Managing General Partner) and on the date indicated.


Dated:  March 16, 1999                By:    /s/  Lawrence J. Cohen
                                             -----------------------------------
                                             Lawrence J. Cohen