Form 10-Q
period 1999-03-31
HIGH CASH PARTNERS L P
filed 1999-05-17
CIK 794984

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

                  For the quarterly period ended March 31, 1999

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

                 Yes  X   No
                     ----    ----

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                           FORM 10-Q - MARCH 31, 1999

                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

            BALANCE SHEETS - March 31, 1999 and December 31, 1998.............1

            STATEMENTS OF OPERATIONS - For the three months ended
                  March 31, 1999 and 1998 ....................................2

            STATEMENT OF PARTNERS' EQUITY - For the three months
                  ended March 31, 1999........................................3

            STATEMENTS OF CASH FLOWS - For the three months
                  ended March 31, 1999 and 1998...............................4

            NOTES TO FINANCIAL STATEMENTS...................................5-6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................7-9

PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................10

SIGNATURES...................................................................11

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS


                                              March 31,             December 31,
                                                1999                   1998
                                          ------------------  ------------------
ASSETS
  Real estate, net                         $  15,276,885         $  15,358,165
  Cash and cash equivalents                    4,589,407             4,270,688
  Tenant receivables, net                         65,323                63,653
  Other assets                                   114,026               114,174
  Prepaid real estate taxes                       63,626                   -0-
  Prepaid insurance premiums                      21,216                27,523
                                          ------------------  ------------------
                                           $  20,130,483         $  19,834,203
                                          ==================  ==================

LIABILITIES AND PARTNERS' EQUITY

Liabilities
  Mortgage loan payable                    $   6,500,000          $  6,500,000
  Deferred interest payable                   13,672,705            13,117,279
  Accounts payable and accrued expenses           84,867                93,429
  Deferred revenue                                35,000                   -0-
  Due to affiliates                                2,661                   -0-
  Tenants' security deposits payable              58,867                58,867
                                          ------------------  ------------------
    Total liabilities                         20,354,100            19,769,575
                                          ------------------  ------------------

Commitments and contingencies

Partners' equity (deficit)
  Limited partners' equity (deficit)
    (96,472 units issued and outstanding)       (221,382)               63,981
  General partners' equity (deficit)              (2,235)                  647
                                          ------------------  ------------------
    Total partners' equity (deficit)            (223,617)               64,628
                                          ------------------  ------------------
                                           $  20,130,483         $  19,834,203
                                          ==================  ==================

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS




                                                 For the three months ended
                                                          March 31,
                                             -----------------------------------

                                                   1999               1998
                                             ----------------    ---------------
Revenues
   Rental income                               $   554,784         $   595,281
   Interest income                                  43,140              37,812
   Other income                                     10,741               1,550
                                             ----------------    ---------------
                                                   608,665             634,643
                                             ----------------    ---------------

Costs and expenses
   Mortgage loan interest                           55,426             496,625
   Operating                                       135,359             110,300
   Depreciation and amortization                    90,169              84,483
   Partnership management fees                      75,369              75,369
   Property management fees                         17,570              17,687
   Administrative                                   23,017              15,764
                                             ----------------    ---------------
                                                    96,910             800,228
                                             ----------------    ---------------

Net loss                                       $  (288,245)        $  (165,585)
                                             ================    ===============

Net loss attributable to
   Limited partners                            $  (285,363)        $  (163,929)
   General partners                                 (2,882)             (1,656)
                                             ----------------    ---------------
                                               $  (288,245)        $  (165,585)
                                             ================    ===============

Net loss per unit of limited partnership
interest (96,472 units outstanding)            $     (2.96)        $     (1.70)
                                             ================    ===============




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                       General         Limited          Total
                                      Partners'       Partners'       Partners'
                                       Equity          Equity          Equity
                                      (Deficit)       (Deficit)       (Deficit)
                                    -------------   -------------   ------------

Balance, January 1, 1999             $     647      $   63,981      $   64,628

Net loss for the three
   months ended March 31, 1999          (2,882)       (285,363)       (288,245)
                                    -------------   -------------   ------------
Balance, March 31, 1999              $  (2,235)     $ (221,382)     $ (223,617)
                                    =============   =============   ============




























See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS





                                                 For the three months ended
                                                          March 31,
                                               ---------------------------------
                                                     1999             1998
                                               ---------------   ---------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating
   activities
   Net loss                                    $   (288,245)      $   (165,585)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
          Deferred interest expense                 555,426            496,625
          Depreciation and amortization              90,169             84,483
      Changes in assets and liabilities
          Tenant receivables                         (1,670)           (35,240)
          Other assets                               (8,741)            (2,138)
          Prepaid real estate taxes                 (63,626)           (60,148)
          Prepaid insurance premiums                  6,307              7,469
          Accounts payable and accrued expenses       8,562)           (18,291)
          Deferred revenue                           35,000                -0-
          Due to affiliates                           2,661                 58
                                               ---------------   ---------------

          Net cash provided by operating
             activities                            318,719            307,233
                                               ---------------   ---------------

Net increase in cash and cash
   equivalents                                      318,719            307,233

Cash and cash equivalents, beginning
   of period                                      4,270,688          3,052,039
                                               ---------------   ---------------

Cash and cash equivalents, end of period       $  4,589,407       $  3,359,272
                                               ===============   ===============











See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 5,278 Units in the secondary market.

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarter ended March 31, 1999, 9,000 in reimbursable payroll expenses was paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended March 31, 1999 and 1998, Pembroke Realty was entitled to receive $17,570 and $17,687, respectively, of which $14,642 and $14,739, respectively, was payable to the unaffiliated management company. No leasing activity compensation was paid to Pembroke Realty for the quarters ended March 31, 1999 or 1998. Current fees of $2,661 payable to Pembroke Realty at March 31, 1999 were paid in the subsequent quarter.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended March 31, 1999 and 1998, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $2,882 and $1,656 in the quarters ended March 31, 1999 and 1998, respectively. They also are entitled to receive 1% of distributions.

3.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:


                                         March 31,           December 31,
                                          1999                  1998
                                       ---------------     ----------------

Land                                    $  6,667,189        $  6,667,189
Building and improvements                 12,932,876          12,932,876
                                       ---------------     ----------------
                                          19,600,065          19,600,065
Accumulated depreciation                  (4,323,180)         (4,241,900)
                                       ---------------     ----------------

                                        $ 15,276,885       $  15,358,165
                                       ===============     ================

     The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable. In performing its quarterly impairment review of the Partnership's property, management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. At that time, management estimated the fair value of the property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements. No write-down for impairment was required during the three months ended March 31, 1999 or 1998.

4.   DUE TO AFFILIATES

     The amounts due to affiliates are as follows:


                                         March 31,           December 31,
                                          1999                  1998
                                       ---------------     ----------------

Supervisory Management Fee              $      2,661        $        -0-
                                       ===============     ================

5.   SUBSEQUENT EVENT

     In May 1999, the Partnership effected a cash distribution of $4,100,000 in the aggregate, or $42.07 per Unit, to Unitholders of record on May 11, 1999. As a consequence, immediately after the distribution, the Partnership had approximately $500,000 in cash and cash equivalents.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources

     The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

     The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of March 31, 1999, working capital reserves amounted to approximately $4,500,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended March 31, 1999 were funded from cash flow from operations.

     At March 31, 1999, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $20,172,705, which included deferred interest payable of $13,672,705. The mortgage did not permit a prepayment before March 1, 1999, and, therefore, the Partnership was not able to refinance the mortgage before that date. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000. See "Write-Down for Impairment" below.

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

     To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At March 31, 1999, the Measurement Amount was approximately $12,192,000, which was approximately $1,302,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

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

     The vacancy at the Levitz space has resulted in a loss of income to the Partnership. The vacancy also may have adversely affected the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a substitute tenant. However, there can be no assurance the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is obtained, the Partnership expects to make substantial expenditures in order to secure the substitute tenant and in connection with a new lease.

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

     In May 1999, the Partnership effected a cash distribution of $4,100,000 in the aggregate, or $42.07 per Unit, to Unitholders of record on May 11, 1999. As a consequence, immediately after the distribution, the Partnership had approximately $500,000 in cash and cash equivalents.

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

     Inflation

     Inflation has not had a material impact on the Partnership's operations or financial condition in recent years and is not expected to have a material impact in the foreseeable future.

     Year 2000

     Costs associated with the year 2000 conversion are not expected to have a material effect on the Partnership.

     Results of Operations

     Three months ended March 31, 1999 compared to three months ended March 31, 1998

     The Partnership realized a net loss of $288,245 for the three months ended March 31, 1999 compared to a net loss of $165,585 for the corresponding 1998 period, a change of $122,660. The change was primarily a result of a decrease in rental income caused by Levitz ceasing to pay rent as of April 2, 1998, as well as an increase in mortgage loan interest expense.

     Revenues decreased from 1998 to 1999 due to the loss of Levitz, which was partially offset by an increase in real estate tax reimbursements.

     Costs and expenses increased from 1998 to 1999 primarily due to increases in mortgage loan interest expense and operating expenses.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage. Operating expenses increased as a result of higher repairs and maintenance costs.

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



                                HIGH CASH PARTNERS, L.P.

                                By:  Pembroke HCP, LLC
                                     Managing General Partner





                                By:  Pembroke Companies, Inc.,
                                     Managing Member



Dated:  May 17, 1999            By:  /s/ Lawrence J. Cohen
                                     -----------------------------------
                                          Lawrence J. Cohen
                                          President and Principal
                                          Financial and Accounting Officer