Form 10-Q
period 1999-06-30
HIGH CASH PARTNERS L P
filed 1999-08-13
CIK 794984

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

                  For the quarterly period ended June 30, 1999
                                                 -------------

                         Commission file number 0-17651
                                                -------



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

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                            FORM 10-Q - JUNE 30, 1999

                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

            BALANCE SHEETS - June 30, 1999 and December 31, 1998...............1

            STATEMENTS OF OPERATIONS - For the three months ended
                  June 30, 1999 and 1998 and for the six months ended
                  June 30, 1999 and 1998.......................................2

            STATEMENT OF PARTNERS' EQUITY (DEFICIT)- For the six
                  months ended June 30, 1999...................................3

            STATEMENTS OF CASH FLOWS - For the six months
                  ended June 30, 1999 and 1998.................................4

            NOTES TO FINANCIAL STATEMENTS....................................5-6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................7-9

PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................10

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS


                                                    June 30,       December 31,
                                                      1999             1998
                                                  ------------     ------------
ASSETS
     Real estate, net                             $ 15,195,605     $ 15,358,165
     Cash and cash equivalents                         938,072        4,270,688
     Tenant receivables, net                            41,241           63,653
     Other assets                                      105,138          114,174
     Prepaid insurance premiums                          9,409           27,523
                                                  ------------     ------------
                                                  $ 16,289,465     $ 19,834,203
                                                  ============     ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable                        $  6,500,000     $  6,500,000
     Deferred interest payable                      14,237,521       13,117,279
     Accounts payable and accrued expenses              71,631           93,429
     Due to affiliates                                   3,002                -
     Tenants' security deposits payable                 58,867           58,867
                                                  ------------     ------------

       Total liabilities                            20,871,021       19,769,575
                                                  ------------     ------------

Commitments and contingencies

Partners' equity (deficit)
     Limited partners' equity (deficit)(96,472
        units issued and outstanding)               (4,535,741)          63,981
     General partners' equity (deficit)                (45,815)             647
                                                  ------------     ------------

       Total partners' equity (deficit)             (4,581,556)          64,628
                                                  ------------     ------------

                                                  $  16,289,465    $ 19,834,203
                                                  =============    ============

See notes to financial statements.

                           HIGH CASH PARTNERS, L.P.

                           STATEMENTS OF OPERATIONS


                                          For the three months          For the six months
                                                  ended                        ended
                                          ---------------------      -----------------------
                                                 June 30,                     June 30,
                                          ---------------------      -----------------------
                                            1999         1998           1999         1998
                                          ---------   ---------      ----------   ----------
Revenues
   Rental income                          $ 624,378   $ 665,070      $1,179,162   $1,260,351
   Interest income                           25,822      42,269          68,962       80,081
   Other income                                   -         467          10,741        2,017
                                          ----------  ----------     -----------  -----------

                                            650,200     707,806       1,258,865    1,342,449
                                          ----------  ----------     -----------  -----------

Costs and expenses
   Mortgage loan interest                   564,815     509,113       1,120,241    1,005,738
   Operating                                129,574     126,209         264,938      236,509
   Depreciation and amortization             90,168      89,146         180,338      173,629
   Partnership management fees               75,369      75,369         150,738      150,738
   Property management fees                  18,014      15,078          35,584       32,765
   Administrative                            30,200      27,316          53,210       43,080
                                          ----------  ----------     -----------  -----------
                                            908,140     842,231       1,805,049    1,642,459
                                          ----------  ----------     -----------  -----------

Net loss                                  $(257,940)  $(134,425)     $ (546,184)  $ (300,010)
                                          ==========  ==========     ===========  ===========

Net loss attributable to
   Limited partners                       $(255,361)  $(133,081)     $ (540,722)  $ (297,010)
   General partners                          (2,579)     (1,344)         (5,462)      (3,000)
                                          ----------  ----------     -----------  -----------
                                          $(257,940)  $(134,425)     $ (546,184)  $ (300,010)
                                          ==========  ==========     ===========  ===========

Net loss per unit of limited partners
interest (96,472 units outstanding)       $   (2.65)  $   (1.38)     $    (5.60)  $    (3.08)
                                          ==========  ==========     ===========  ===========


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)


                                       General       Limited         Total
                                      Partners'     Partners'      Partners'
                                        Equity       Equity          Equity
                                      (Deficit)     (Deficit)      (Deficit)
                                     -----------   ------------   ------------

Balance, January 1, 1999             $      647    $    63,981    $    64,628
Net loss for the six months ended
   June 30, 1999                         (5,462)      (540,722)      (546,184)
Distributions                           (41,000)    (4,059,000)    (4,100,000)
                                     -----------   ------------   ------------
Balance, June 30, 1999               $  (45,815)   $(4,535,741)   $(4,581,556)
                                     ===========   ============   ============




























See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                       For the six months ended
                                                               June 30,
                                                      --------------------------
                                                          1999           1998
                                                      ------------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
  Net loss                                            $  (546,184)   $ (300,010)
  Adjustments to reconcile net loss to net cash
         provided by operating activities
            Deferred interest expense                   1,120,242     1,005,738
            Depreciation and amortization                 180,338       173,629

     Changes in assets and liabilities
            Tenant receivables                             22,412      (172,897)
            Other assets                                   (8,742)     (12, 788)
            Prepaid insurance premiums                     18,114        20,438
            Accounts payable and accrued expenses         (21,798)      (41,080)
            Due to affiliates                               3,002        (2,777)
            Tenants' security deposits payable                  -         3,400
                                                      ------------   -----------

            Net cash provided by operating activities     767,384       673,653
                                                      ------------   -----------

Cash flows from Investing activities
   Additions to real estate                                     -        (5,784)
                                                      ------------   -----------

Cash flows from financing activities
   Distributions to partners                           (4,100,000)            -
                                                      ------------   -----------

Net (decrease) increase in cash and cash equivalents   (3,332,616)      667,869

Cash and cash equivalents, beginning of period          4,270,688     3,052,039
                                                      ------------   -----------

Cash and cash equivalents, end of period              $   938,072    $3,719,908
                                                      ============   ===========


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1. INTERIM FINANCIAL INFORMATION

   The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash
   Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND
   TRANSACTIONS WITH RELATED PARTIES

   On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 5,312 Units in the secondary market.

   Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarter ended June 30, 1999, $9,000 in reimbursable payroll expenses was paid to the affiliate of Pembroke HCP for services performed during the quarter.

   The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended June 30, 1999 and 1998, Pembroke Realty was entitled to receive $18,014 and $15,078, respectively, of which $15,012 and $12,565, respectively, was payable to the unaffiliated management company. No leasing activity compensation was paid to Pembroke Realty for the quarters ended March 31, 1999 or 1998. Current fees of $3,002 payable to Pembroke Realty at June 30, 1999 were paid in the subsequent quarter.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND
   TRANSACTIONS WITH RELATED PARTIES (continued)

   For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended June 30, 1999 and 1998, the Managing General Partner was entitled to a partnership management fee of $75,369.

   The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $2,579 and $1,344 in the quarters ended June 30, 1999 and 1998, respectively. They also are entitled to receive 1% of distributions, which amounted to $41,000 and $0 in the quarters ended June 30, 1999 and 1998, respectively.

3. REAL ESTATE

   Real estate, which is the Partnership's sole asset, is summarized as follows:


                                            June 30,       December 31,
                                              1999             1998
                                         --------------   --------------

         Land                            $   6,667,189    $   6,667,189
         Building and improvements          12,932,876       12,932,876
                                         --------------   --------------
                                            19,600,065       19,600,065
         Accumulated depreciation           (4,404,460)      (4,241,900)
                                         --------------   --------------

                                         $  15,195,605    $  15,358,165
                                         ==============   ==============

   The land,  building and  improvements  that comprise the  Partnership's  sole asset are collateralized by a mortgage loan payable. In performing its quarterly impairment review of the Partnership's property, management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. At that time, management estimated the fair value of the property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements. No write-down for impairment was required during the three months ended June 30, 1999 or 1998.

4. DUE TO AFFILIATES

   The amounts due to affiliates are as follows:


                                            June 30,       December 31,
                                              1999             1998
                                         --------------   --------------

         Supervisory Management Fee      $       3,002    $          -0-
                                         ==============   ==============

5. DISTRIBUTIONS

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

   The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of June 30, 1999, working capital reserves amounted to approximately $913,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended June 30, 1999 were funded from cash flow from operations.

   At June 30, 1999, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $20,737,521, which included deferred interest payable of $14,237,521. The mortgage did not permit a prepayment before March 1, 1999, and, therefore, the Partnership was not able to refinance the mortgage before that date. It is believed that the value of the property is not sufficient to enable the Partnership to refinance the mortgage at this time. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000.
   See "Write-Down for Impairment" below.

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

   To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At June 30, 1999, the Measurement Amount was approximately $12,383,000, which was approximately $1,111,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

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

   The vacancy at the Levitz space has resulted in a loss of income to the Partnership. The vacancy at the Levitz space, as well as a vacancy in an additional, significant space previously occupied by Good Guys, also may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a substitute tenant. However, there can be no assurance the Partnership will succeed in finding a substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is obtained, the Partnership expects to make substantial expenditures in order to secure the substitute tenant and in connection with a new lease.

   The level of leasing activity cannot be predicted, particularly in light of the Levitz and Good Guys situations, and therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. In May 1999, the Partnership effected a cash distribution of $4,100,000 in the aggregate, or $42.07 per Unit, to Unitholders of record on May 11, 1999.

   Real Estate Market

   A substantial decline in the market value of the Partnership's property reflects real estate market conditions in the vicinity of the property. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space in the Partnership's property (including the Levitz space and an additional, significant space previously occupied by Good Guys) has only limited visibility to the main thoroughfare and the fact that the spaces occupied by Levitz and Good Guys are expected to be vacant for at least some period, have hindered the lease-up of new space. As a result, the Partnership's investment in its property is at risk.

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

   Results of Operations

   Three months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

   The Partnership realized a net loss of $257,940 for the three months ended June 30, 1999 compared to a net loss of $134,425 for the corresponding 1998 period, a change of $123,515. The change was primarily a result of a decrease in rental income, as well as an increase in mortgage loan interest expense.

   Revenues decreased from 1998 to 1999 due to the timing of tenant real estate tax billings.

   Costs and expenses increased from 1998 to 1999 primarily due to an increase in mortgage loan interest expense.

   Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.


   Six months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   The Partnership realized a net loss of $546,184 for the six months ended June 30, 1999 compared to a net loss of $300,010 for the corresponding 1998 period, a change of $246,174. The change was primarily a result of a decrease in rental income, as well as an increase in mortgage loan interest expense.

   Revenues decreased from 1998 to 1999 due to the loss of Levitz as a tenant, as well as other decreases in base rentals.

   Costs and expenses increased from 1998 to 1999 primarily due to an increase in mortgage loan interest expense.

   Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

   Operating expense increased as a result of higher real estate taxes and utility expenses.

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



                                  HIGH CASH PARTNERS, L.P.

                                  By:   Pembroke HCP, LLC
                                        Managing General Partner





                                  By:   Pembroke Companies, Inc.,
                                        Managing Member



 Dated:  August 13, 1999          By:   /s/ Lawrence J. Cohen
                                        ------------------------------------
                                            Lawrence J. Cohen
                                            President and Principal
                                            Financial and Accounting Officer