Form 10-Q
period 1999-09-30
HIGH CASH PARTNERS L P
filed 1999-11-15
CIK 794984

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

                For the quarterly period ended September 30, 1999

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

                            HIGH CASH PARTNERS, L.P.

                         FORM 10-Q - SEPTEMBER 30, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION....................................................................................1

         ITEM 1 - FINANCIAL STATEMENTS............................................................................1

                  BALANCE SHEETS - September 30, 1999 and December 31, 1998.......................................1

                  STATEMENTS OF OPERATIONS - For the three months ended
                           September 30, 1999 and 1998 and for the nine months ended
                           September 30, 1999 and 1998............................................................2

                  STATEMENT OF PARTNERS' EQUITY (DEFICIT) - For the nine
                           months ended September 30, 1999........................................................3

                  STATEMENTS OF CASH FLOWS - For the nine months
                           ended September 30, 1999 and 1998......................................................4

                  NOTES TO FINANCIAL STATEMENTS...................................................................5

         ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS..........................................................7

PART II - OTHER INFORMATION......................................................................................10

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................................10

SIGNATURES.......................................................................................................11

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                           September 30,   December 31,
                                                               1999            1998
                                                           ------------    ------------
ASSETS
         Real estate, net                                  $ 15,114,325    $ 15,358,165
         Cash and cash equivalents                            1,309,497       4,270,688
         Tenant receivables, net                                 97,779          63,653
         Other assets                                           100,972         114,174
         Prepaid insurance premiums                               1,079          27,523
                                                           ------------    ------------
                                                           $ 16,623,652    $ 19,834,203
                                                           ============    ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
         Mortgage loan payable                             $  6,500,000    $  6,500,000
         Deferred interest payable                           14,824,664      13,117,279
         Accounts payable and accrued expenses                   76,235          93,429
         Due to affiliates                                        2,861            --
         Tenants' security deposits payable                      68,867          58,867
                                                           ------------    ------------

            Total liabilities                                21,472,627      19,769,575
                                                           ------------    ------------
Commitments and contingencies

Partners' equity (deficit)
         Limited partners' equity (deficit) (96,472 units
            issued and outstanding)                          (4,800,486)         63,981
         General partners' equity (deficit)                  (   48,489)            647
                                                           ------------    ------------

            Total partners' equity (deficit)                 (4,848,975)         64,628
                                                           ------------    ------------

                                                           $ 16,623,652    $ 19,834,203
                                                           ============    ============

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS




                                           For the three months ended    For the nine months ended
                                                   September 30,                September 30,
                                           --------------------------    --------------------------

                                           --------------------------
                                               1999           1998           1999          1998
                                           -----------    -----------    -----------    -----------
Revenues
     Rental income                         $   632,781    $   512,577    $ 1,811,943    $ 1,772,928
     Interest income                            10,760         46,201         79,722        126,282
     Other income                                  186            200         10,926          2,217
                                           -----------    -----------    -----------    -----------
                                               643,727        558,978      1,902,591      1,901,427
                                           -----------    -----------    -----------    -----------
Costs and expenses
     Mortgage loan interest                    587,143        525,101      1,707,385      1,530,839
     Operating                                 118,337        137,975        383,275        374,484
     Depreciation and amortization              90,169         83,649        270,507        257,278
     Partnership management fees                75,369         75,369        226,107        226,107
     Property management fees                   17,168         19,140         52,752         51,905
     Administrative                             22,958         22,647         76,168         65,727
                                           -----------    -----------    -----------    -----------
                                               911,144        863,881      2,716,194      2,506,340
                                           -----------    -----------    -----------    -----------

Net loss                                   $  (267,417)   $  (304,903)   $  (813,603)   $  (604,913)
                                           ===========    ===========    ===========    ===========

Net loss attributable to
     Limited partners                      $  (264,743)   $  (301,854)   $  (805,467)   $  (598,864)
     General partners                           (2,674)        (3,049)        (8,136)        (6,049)
                                           -----------    -----------    -----------    -----------
                                           $  (267,417)   $  (304,903)   $  (813,603)   $  (604,913)
                                           ===========    ===========    ===========    ===========


Net loss per unit of limited partnership
interest (96,472 units outstanding)        $     (2.74)   $     (3.13)   $     (8.35)   $     (6.21)
                                           ===========    ===========    ===========    ===========


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                     General         Limited         Total
                                     Partners'       Partners'      Partners'
                                      Equity          Equity        Equity
                                     (Deficit)       (Deficit)      (Deficit)
                                     -----------    -----------    -----------
Balance, January 1, 1999             $       647    $    63,981    $    64,628
Net loss for the nine months ended
   September 30, 1999                     (8,136)      (805,467)      (813,603)

Distributions                            (41,000)    (4,059,000)    (4,100,000)
                                     -----------    -----------    -----------
Balance, September 30, 1999          $   (48,489)   $(4,800,486)   $(4,848,975)
                                     ===========    ===========    ===========




























See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS





                                                                  For the nine months ended
                                                                         September 30,
                                                                  --------------------------
                                                                      1999           1998
                                                                  -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net loss                                                       $  (813,603)   $  (604,913)
   Adjustments to reconcile net loss to net cash
         provided by operating activities
                  Deferred interest expense                         1,707,385      1,530,839
                  Depreciation and amortization                       270,507        257,278
   Changes in assets and liabilities
                  Tenant receivables                                  (34,126)       (42,008)
                  Other assets                                        (13,465)       (52,137)
                  Prepaid insurance premiums                           26,444         (9,820)
                          Accounts payable and accrued expenses       (17,194)       (45,485)
                          Due to affiliates                             2,861            413
                  Tenants' security deposits payable                   10,000          3,200
                                                                  -----------    -----------
                  Net cash provided by operating activities         1,138,809      1,037,367
                                                                  -----------    -----------
Cash flows from Investing activities
   Additions to real estate                                              --          (26,161)
                                                                  -----------    -----------
Cash flows from financing activities                               (4,100,000)          --
   Distributions to partners
                                                                  -----------    -----------
Net (decrease) increase in cash and cash equivalents               (2,961,191)     1,011,206

Cash and cash equivalents, beginning of period                      4,270,688      3,052,039
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $ 1,309,497    $ 4,063,245
                                                                  ===========    ===========




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 5,736 Units in the secondary market.

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarter ended September 30, 1999, $12,000 in reimbursable payroll expenses was paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended September 30, 1999 and 1998, Pembroke Realty was entitled to receive $17,168 and $19,140, respectively, of which $14,307 and $15,950, respectively, was payable to the unaffiliated management company. No leasing activity compensation was paid to Pembroke Realty for the quarters ended September 30, 1999 or 1998. Current fees of $2,861 payable to Pembroke Realty at September 30, 1999 were paid in the subsequent quarter.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended September 30, 1999 and 1998, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $2,674 and $3,049 in the quarters ended September 30, 1999 and 1998, respectively. They also are entitled to receive 1% of distributions. There were no distributions in the quarters ended September 30, 1999 and 1998.

3.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:


                            September 30,   December 31,
                                1999           1998
                            ------------    ------------
Land                        $  6,667,189    $  6,667,189
Building and improvements     12,932,876      12,932,876
                            ------------    ------------
                              19,600,065      19,600,065
Accumulated depreciation      (4,485,740)     (4,241,900)
                            ------------    ------------
                            $ 15,114,325    $ 15,358,165
                            ============    ============

     The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable. In performing its quarterly impairment review of the Partnership's property, management determined that the aggregate undiscounted cash flows from the property over the anticipated holding period were below its net carrying value at March 31, 1997 and, therefore, an impairment existed. At that time, management estimated the fair value of the property to be approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded as of March 31, 1997, of which $2,201,670 was allocated to land and $4,273,830 was allocated to building and improvements. No write-down for impairment was required during the three months ended September 30, 1999 or 1998.

4.   DUE TO AFFILIATES

     The amounts due to affiliates are as follows:


                                September 30,  December 31,
                                    1999          1998
                                ------------   -----------
Supervisory Management Fee      $      2,861   $       -0-
                                ============   ===========

5.   DISTRIBUTIONS

     In May 1999, the Partnership effected a cash distribution of $4,100,000 in the aggregate, or $42.07 per Unit, to Unitholders of record on May 11, 1999. On October 20, 1999, the Partnership effected a distribution of $700,000 in the aggregate, or $7.18 per Unit.

6.   SUBSEQUENT EVENT

     As of October 1, 1999 a new property management company was engaged to perform property management and leasing functions. The management and leasing agreements are substantially similar to the agreements with the prior property management company.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources

     The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

     The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of September 30, 1999, working capital reserves amounted to approximately $1,300,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended September 30, 1999 were funded from cash flow from operations.

     At September 30, 1999, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $21,324,664 which included deferred interest payable of $14,824,664. The mortgage did not permit a prepayment before March 1, 1999, and, therefore, the Partnership was not able to refinance the mortgage before that date. It is believed that the value of the property is not sufficient to enable the Partnership to refinance the mortgage at this time. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000.

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

     To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At September 30, 1999, the Measurement Amount was approximately $13,381,000, which was approximately $113,000, less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the property increases sufficiently from the value to which it was written down in the first quarter of 1997, the Measurement Amount eventually will exceed 85% of the appraised value of the property.

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

     The vacancy at the Levitz space has resulted in a loss of income to the Partnership. The vacancy at the Levitz space, as well as a vacancy in an additional, significant space previously occupied by Good Guys, also may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a long-term credit worthy substitute tenant. However, there can be no assurance the Partnership will succeed in finding a long-term credit worthy substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is obtained, the Partnership expects to make substantial expenditures in order to secure the substitute tenant and in connection with a new lease.

     In that regard, the Partnership has entered into a short-term lease with an existing tenant of the property for the Levitz space. Total rent under the lease, which is for a term of 38 months, is $208,534 per year (i.e., $222,710 per year less than under the Levitz lease). The Partnership has the right to terminate this lease upon written notice in the event that it secures a long-term credit worthy tenant.

     The level of leasing activity cannot be predicted, particularly in light of the Levitz and Good Guys situations, and therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected. In May 1999 and October 1999, the Partnership effected cash distributions of $4,100,000 and $700,000, respectively, or $42.07 and $7.18 per Unit, respectively, to Unitholders of record on May 11, 1999 and October 20, 1999, respectively.

     Real Estate Market

     A substantial decline in the market value of the Partnership's property reflects real estate market conditions in the vicinity of the property. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space in the Partnership's property (including the Levitz space) has only limited visibility to the main thoroughfare and the fact that the spaces previously occupied by Levitz and Good Guys are expected to be vacant for at least some period, have hindered the lease-up of new space and has negatively impacted certain tenants. As a result, the Partnership's investment in its property is at risk.

     Inflation

     Inflation has not had a material impact on the Partnership's operations or financial condition in recent years and is not expected to have a material impact in the foreseeable future.

     Year 2000

     Costs associated with the year 2000 conversion are not expected to have a material effect on the Partnership.

     Results of Operations   [To Be Updated]

     Three months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The Partnership realized a net loss of $267,417 for the three months ended September 30, 1999 compared to a net loss of $304,903 for the corresponding 1998 period, a change of $37,486. The change was primarily a result of an increase in rental income, offset by an increase in mortgage loan interest expense.

     Revenues increased from 1998 to 1999 due to the timing of tenant real estate tax billings, as well as an increase in base rentals.

     Costs and expenses increased from 1998 to 1999 primarily due to an increase in mortgage loan interest expense.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.


     Nine months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     The Partnership realized a net loss of $813,603 for the nine months ended September 30, 1999 compared to a net loss of $604,913 for the corresponding 1998 period, a change of $208,690. The change was primarily a result of an increase in mortgage loan interest expense.

     Costs and expenses increased from 1998 to 1999 primarily due to an increase in mortgage loan interest expense.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

  PART II -  OTHER INFORMATION

  ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

               10.1 Management Agreement dated September 22, 1999 between
                    Pembroke Supervisory Management, LLC ("Pembroke SM") and Colliers Nevada Management, LLC ("Colliers").

               10.2 Exclusive Leasing Listing Agreement dated September 9, 1999 between Pembroke SM and Colliers.

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



                               HIGH CASH PARTNERS, L.P.

                               By:      Pembroke HCP, LLC
                                        Managing General Partner





                               By:      Pembroke Companies, Inc.,
                                        Managing Member



  Dated:  November 15, 1999    By:      /s/ Lawrence J. Cohen
                                        -----------------------------------
                                             Lawrence J. Cohen
                                             President and Principal
                                             Financial and Accounting Officer