Form 10-K
period 1999-12-31
HIGH CASH PARTNERS L P
filed 2000-03-30
CIK 794984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION
   EXCHANGE ACT OF 1934

                         Commission file number 0-17651


                            HIGH CASH PARTNERS, L.P.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                   13-3347257
--------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   c/o Colliers International
   5310 Kietzke Lane, Suite 105
   RENO, NEVADA                                                         89511
--------------------------------------                                ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone  number, including area code: 212-350-9900
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange on which
   Title of each class                                  registered
-------------------------                     ----------------------------------
           None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       _    _

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I


ITEM 1    BUSINESS

High Cash Partners, L.P. (the "Partnership") is a Delaware limited partnership formed in 1986 for the primary purpose of investing in, holding, operating and otherwise acting with respect to office buildings, shopping centers and other commercial and industrial properties.

In 1989, the Partnership used all the net proceeds from its public offering of units of limited partnership interest ("Units") to acquire Sierra Marketplace, a community retail shopping center completed in October 1988 and situated on 18.67 acres in the southern portion of Reno, Nevada ( "Sierra Marketplace" or the "Property". Sierra Marketplace consists of two main buildings and three "out parcel" structures containing approximately 233,000 square feet of net leasable area. Sierra Marketplace has [33] tenants. Each of three tenants, Smith's Management Corp., a grocery and drug store, Good Guys, Inc., a consumer electronics store, and Bell Furniture, Inc., a furniture store, accounted for approximately 19%, 18% and 20%, respectively, of the Partnership's total rental income revenues in 1999. The Property is subject to a mortgage, which is described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 53,000 square feet at Sierra Marketplace under a lease that extended through 2008. Levitz accounted for approximately 16% of the Partnership's total rental income revenues in 1997. During 1997, Levitz filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In November 1997, Levitz vacated its premises, and ceased paying rent under the lease as of April 2, 1998. During 1999, the Partnership entered into a short-term lease on the Levitz space with a then existing tenant at an annual rent materially less than under the Levitz lease; this lease is terminable by the Partnership upon written notice to the tenant, in the event the Partnership secures a long-term, creditworthy tenant for the space. The Partnership is continuing to seek such a tenant. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

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

EMPLOYEES

The Partnership does not have any employees. Services are performed for the Partnership by Pembroke HCP, LLC, the Partnership's Managing General Partner (the "Managing General Partner"), Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of the Managing General Partner, and certain other parties that may be deemed to be affiliated with the Managing General Partner. Certain services are performed for Pembroke Realty by Colliers Nevada Management, LLC, an unaffiliated management company ("Colliers"). See Item 10, "Directors and Executive Officers of Registrant", Item 11, "Executive
Compensation", Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 13, "Certain Relationships and Related Transactions" below.


ITEM 2.   PROPERTIES

See Item 1, "Business" above.


ITEM 3.   LEGAL PROCEEDINGS

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below with regard to Levitz.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

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

As of March 22, 2000, there were 1,362 holders of Units, owning an aggregate of 96,472 Units.

There were no distributions made during 1997 or 1998. In May 1999, October 1999 and January 2000, the Partnership effected cash distributions of approximately $4,100,000, $700,00 and $700,000, respectively, or $42.07, $7.18 and $7.18 per
Unit, respectively, to Unitholders of record on May 11, 1999, October 20, 1999 and January 1, 2000, respectively.

There are no material legal restrictions on distributions in the Partnership's Partnership Agreement. See, however, Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below for a discussion of financial conditions affecting the Partnership's ability to make distributions.

ITEM 6.   SELECTED FINANCIAL DATA



                                                           Year ended December 31,
                           --------------------------------------------------------------------------------
                              1999            1998             1997             1996             1995
                           -------------   -------------   --------------   -------------    --------------

Revenues                   $  2,521,650    $  2,479,904    $   2,686,095    $   2,637,022    $   2,632,230
Net Loss (1)               $ (1,147,548)   $   (925,947)   $  (7,238,860)   $    (640,184)   $    (442,098)
Net (Loss) Per Unit (1)(2) $     (11.78)   $   (   9.50)   $      (74.29)   $       (6.57)   $       (4.54)
Distributions Per Unit (2) $       49.25   $       -       $       -        $       12.52    $       12.52
Long-term Obligations (3)  $  21,935,131   $  19,617,279   $  17,540,481    $  15,691,865    $  14,030,719
Total Assets               $  16,192,632   $  19,834,203   $  18,716,205    $  24,485,903    $  24,652,234

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


The Partnership uses working capital reserves set aside from the proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. At December 31, 1999, working capital reserves amounted to approximately $1,000,000. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures during 1999 were funded from cash flow from operations.

At December 31, 1999, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $21,935,131, which included deferred interest payable of $15,435,131. From and after March 1, 1999, the mortgage loan may be prepaid, in whole only, without penalty or premium. At March 1, 2000, the total amount outstanding on the mortgage was approximately $22,333,584. The Partnership believes that, in the present circumstances, it would not be able to refinance the mortgage. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the Property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the Property. At present, the Partnership believes that, unless conditions change materially, the value of the Property at February 28, 2001 will be significantly less than $25,000,000. See "Write-Down for Impairment" below.

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

To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At December 31, 1999, the Measurement Amount was approximately $12,774,000, which was approximately $720,000 less than 85% of the $15,875,000 value to which the Property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the Property is shown to be greater than the value to which it was written down in the first quarter of 1997, the Measurement Amount will exceed 85% of the appraised value of the Property during the year 2000.

Management is evaluating its alternatives with respect to the mortgage loan. Such alternatives are limited due to the fact that the principal and deferred interest on the mortgage loan significantly exceed the fair market value of the Property. There can be no assurance that the Partnership will be successful in pursuing any of its alternatives. If the Partnership is not successful in pursuing any of its alternatives, the Partnership will likely lose its entire interest in the Property.

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

The vacancy at the Levitz space has resulted in a loss of income to the Partnership. The vacancy at the Levitz space, as well as a vacancy in an additional, significant space previously occupied by Good Guys, also may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a long-term, creditworthy substitute tenant. However, there can be no assurance the Partnership will succeed in finding a long-term, creditworthy substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is obtained, the Partnership expects to make substantial expenditures in order to secure the substitute tenant and in connection with a new lease.

During 1999, the Partnership entered into a short-term lease for the Levitz space with a then existing tenant at an annual rent materially less than under the Levitz lease. The Partnership has the right to terminate this lease upon written notice in the event that it secures a long-term, creditworthy tenant.

The level of leasing activity cannot be predicted, particularly in light of the Levitz and Good Guys situations, and, therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the RAM 2 loan. If there is a default on the RAM 2 loan, the Partnership would be materially and adversely affected.

REAL ESTATE MARKET

A substantial decline in the market value of the Property reflects real estate market conditions in the vicinity of Sierra Marketplace. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space at the Property (including the Levitz space) has only limited visibility to the main thoroughfare and the fact that the space previously occupied by Good Guys is vacant and is being marketed for sublet by Good Guys have hindered the lease-up of new space. As a result, the Partnership's investment in the Property is at risk.

WRITE-DOWN FOR IMPAIRMENT

The value of the Property is reflected in the Partnership's financial statements at the lower of depreciated cost or estimated fair value. A write-down for impairment with respect to the Property may be recorded from time to time based upon periodic reviews of the Property. In performing this review, management considers the estimated fair value of the Property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the Property and the economic situation in the region where the Property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately reflected in an appraisal or realized upon a disposition of the Property may differ materially from the value reflected in the Partnership's financial statements.

A write-down for impairment is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional write-downs in the future and such write-downs could be material. In the first quarter of 1997, management determined that the aggregate undiscounted future cash flows from the Property over the anticipated holding period were below the value of the Property reflected in the Partnership's financial statements at March 31, 1997 and, therefore, an impairment existed. At that time, Management performed an internal analysis of the Property, which indicated an estimated fair value of approximately $15,875,000. Consequently, a write-down for impairment of $6,475,500 was recorded at March 31, 1997. No additional write-down for impairment was required during 1999 or 1998.

RESULTS OF OPERATIONS

1999 VS. 1998

The Partnership realized a net loss of $1,147,548 for 1999, compared with a net loss of $925,947 for 1998, a change of $221,601. The change primarily resulted from an increase in mortgage loan interest expense.

Revenues increased from 1998 to 1999 due to an increase in base rentals.

Costs and expenses increased from 1998 to 1999 primarily due to an increase in mortgage loan interest expense.

Mortgage loan interest expense increased due to the compounding effect of the deferral of interest expense on the zero coupon mortgage.

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

Costs and expenses decreased from 1997 to 1998 primarily due to the write-down for impairment recorded in March 1997. Decreases in operating and depreciation expenses were partially offset by an increase in mortgage loan interest expense. Operating expenses decreased as a result of lower insurance and repairs and maintenance costs. Depreciation expense decreased as a result of the impairment recorded in March 1997. Mortgage loan interest expense increased due to the compounding effect of the deferral of interest expense on the zero coupon mortgage.

INFLATION

Inflation has not had a material impact on the Partnership's operations or financial condition during the last three years and is not expected to have a material impact in the future.

YEAR 2000

Costs associated with the year 2000 conversion did not have a material effect on the Partnership.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX

                                                                     Page
                                                                     NUMBER
                                                                     ------

Independent Auditor's Report                                           F-1

    Financial statements - years ended
       December 31, 1999, 1998 and 1997 =

          Balance sheets                                               F-2

          Statements of operations                                     F-3

          Statement of partners' equity (deficit)                      F-4

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

To the Partners of
High Cash Partners, L.P.



                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of High Cash Partners, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Cash Partners, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's mortgage loan, which had an outstanding balance of $21,935,131 at December 31, 1999, matures on February 28, 2001. If the Partnership is unable to refinance or otherwise restructure this outstanding indebtedness, the Partnership will lose its entire interest in its property. These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Hays & Company



March 1, 2000
New York, New York

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS



                                                    December 31,
                                            ----------------------------
                                               1999           1998
                                            -------------   ------------
ASSETS
   Real estate, net                          $ 15,040,394   $ 15,358,165
   Cash and cash equivalents                      957,503      4,270,688
   Other assets                                    99,967        114,174
   Tenant receivables, net                         66,632         63,653
   Prepaid insurance premiums                      28,136         27,523
                                             ------------   ------------

                                             $ 16,192,632   $ 19,834,203
                                             ============   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES
   Mortgage loan payable                     $  6,500,000   $  6,500,000
   Deferred interest payable                   15,435,131     13,117,279
   Accounts payable and accrued expenses           69,681         93,429
   Due to affiliates                                1,542             --
   Tenants' security deposits payable              68,867         58,867
                                             ------------   ------------

       Total liabilities                       22,075,221     19,769,575
                                             ------------   ------------

Commitments and contingencies (Notes 3, 4, 5 and 9)

PARTNERS' EQUITY (DEFICIT)
   Limited partners' equity (deficit)
   (96,472 units issued and outstanding)      (5,823,761)         63,981
   General partners' equity (deficit)            (58,828)            647
                                             ------------   ------------

       Total partners' equity (deficit)       (5,882,589)         64,628
                                             ------------   ------------

                                             $ 16,192,632   $ 19,834,203


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS




                                          Year ended December 31,
                                 ----------------------------------------
                                    1999          1998           1997
                                 ------------  ------------  ------------
REVENUES
   Rental income                 $  2,420,332  $  2,306,202  $  2,573,611
   Other income                        12,526         2,217         5,966
   Interest income                     88,792       171,485       106,518
                                 ------------  ------------  ------------

                                    2,521,650     2,479,904     2,686,095
                                 ------------  ------------  ------------

COST AND EXPENSES
   Mortgage loan interest           2,317,852     2,076,798     1,848,616
   Operating                          510,366       508,467       617,589
   Depreciation and amortization      365,510       349,554       495,094
   Partnership management fees        301,475       301,475       301,475
   Administrative                     101,839       101,255       109,507
   Property management fees            72,156        68,302        77,174
   Write-down for impairment                -             -     6,475,500
                                 ------------  ------------  ------------

                                    3,669,198     3,405,851     9,924,955
                                 ------------  ------------  ------------

NET LOSS                         $(1,147,548)  $ ( 925,947)  $ (7,238,860)
                                 ============  ============  =============



NET LOSS ATTRIBUTABLE TO
   Limited partners              $(1,136,073)  $  (916,688)  $ (7,166,471)
   General partners                  (11,475)       (9,259)       (72,389)
                                 ------------  ------------  -------------

                                 $(1,147,548)  $  (925,947)  $ (7,238,860)
                                 ============  ============  =============



Net loss per unit of limited
    partnershipinterest
    (96,472 units outstanding)   $    (11.78)  $     (9.50)  $     (74.29)
                                 ============  ============  =============



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                General           Limited            Total
                               Partners'         Partners'         Partners'
                            Equity (Deficit)  Equity (Deficit)  Equity (Deficit)
                            ----------------  ----------------  ----------------

BALANCE, JANUARY 1, 1997    $     82,295      $   8,147,140     $   8,229,435
Net loss - 1997                  (72,389)        (7,166,471)       (7,238,860)
                            ----------------  ----------------  ----------------
BALANCE, DECEMBER 31, 1997         9,906            980,669           990,575
Net loss - 1998                   (9,259)          (916,688)         (925,947)
                            ----------------  ----------------  ----------------
BALANCE, DECEMBER 31, 1998           647             63,981            64,628
Net loss - 1999                  (11,475)        (1,136,073)       (1,147,548)
Distributions                    (48,000)        (4,751,669)       (4,799,669)
                            ----------------  ----------------  ----------------
BALANCE, DECEMBER 31, 1999  $    (58,828)     $  (5,823,761)    $  (5,882,589)
                            ================  ================  ================




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS




                                                                         Year ended December 31,
                                                         ----------------------------------------------------

                                                               1999                1998            1997
                                                         ------------------  ----------------  --------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $ (1,147,548)      $   (925,947)     $  (7,238,860)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Write-down for impairment                                   -                  -          6,475,500
         Deferred interest expense                           2,317,852          2,076,798          1,848,616
         Depreciation and amortization                         365,510            349,554            495,094
   Changes in operating assets and liabilities
         Other assets                                          (26,182)           (84,813)            (7,330)
         Tenant receivables                                     (2,979)           (33,916)            49,192
         Prepaid insurance premiums                               (613)             1,988             43,883
         Accounts payable and accrued expenses                 (23,748)           (34,251)             2,160
         Due to affiliates                                       1,542             (2,890)           (75,927)
         Tenant's security deposits payable                     10,000              4,288               (680)
                                                          -----------------  ----------------  --------------

         Net cash provided by operating activities           1,493,834          1,350,811          1,591,648
                                                          -----------------  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to real estate                                     (7,350)          (132,162)            (9,167)
                                                          -----------------  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                (4,799,669)                 -           (305,007)
                                                          -----------------  ----------------  --------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                 (3,313,185)         1,218,649          1,277,474

Cash and cash equivalents, beginning of year                 4,270,688          3,052,039          1,774,565
                                                          -----------------  ----------------  --------------

Cash and cash equivalents, end of year                    $    957,503       $  4,270,688      $   3,052,039
                                                          =================  ================  ==============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     WRITE-DOWN FOR IMPAIRMENT

     A write-down for impairment is recorded based upon a periodic review of the property in the Partnership's portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately reflected in an appraisal or realized upon a disposition may differ materially from the carrying value.

     A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for write- downs in the future and such write-downs could be material.

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

     NET LOSS AND DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net loss and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (96,472) during the years ended December 31, 1999, 1998 and 1997.

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

3 CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     Until June 13, 1997, the Managing General Partner of the Partnership was Resources High Cash, Inc. ("RHC"). RHC was, until November 3, 1994, a wholly-owned subsidiary of Integrated, at which time, pursuant to the consummation of Integrated's Plan of Reorganization, substantially all the assets of Integrated, but not the stock of RHC, were sold to Presidio Capital Corp. ("Presidio"). RHC is a wholly- owned subsidiary of XRC Corp. ("XRC"), which is a subsidiary of Presidio. The other general partner of the Partnership was, until June 13, 1997, Presidio AGP Corp. ("AGP"), a Delaware Corporation that is a wholly-owned subsidiary of Presidio. Presidio also is the parent of other entities that were, or may have been, engaged in businesses that may have been in competition with the Partnership. Accordingly, conflicts of interest may have arisen between the Partnership and such other businesses.

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

     On June 13, 1997, RHC and AGP sold their general partnership interests to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 5,752 Units in the secondary market.

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC ("Wexford") had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the years ended December 31, 1999 and 1998, reimbursable expenses paid to the affiliate by the Partnership amounted to $42,000 and $36,000, respectively.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to unaffiliated management companies, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the year ended December 31, 1997, Resources Supervisory and Pembroke Realty were entitled to receive $35,245 and $41,929, respectively; of these amounts, which aggregated $77,174, $64,312 was paid to the unaffiliated management companies. For the years ended December 31, 1999 and 1998, Pembroke Realty was entitled to receive $72,156 and $68,302, of which $58,513 and $56,918, respectively, was paid to the unaffiliated management companies. No leasing activity compensation was paid to Resources Supervisory or Pembroke Realty for the years ended December 31, 1999, 1998 and 1997.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to $301,475. For the year ended December 31, 1997, this fee was paid to the former and current Managing General Partners in their pro-rata shares. For the year-ended December 31, 1999 and 1998, the current Managing General Partner was paid this fee.

     The General Partners are allocated 1% of the net income or losses of the Partnership and are also entitled to receive 1% of distributions.

4    REAL ESTATE

     Real estate assets represent the Partnership's principal asset. Sierra Marketplace, a community marketplace located in Reno, Nevada, was purchased by the Partnership on February 10, 1989, and is summarized as follows:

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                               December 31,
                                 --------------------------------------
                                      1999                1998
                                 ------------------  ------------------

Land                             $    6,667,189     $    6,667,189
Building and improvements            12,940,226         12,932,876
                                 ------------------  ------------------
                                     19,607,415         19,600,065
Less accumulated depreciation        (4,567,021)        (4,241,900)
                                 ------------------  ------------------

                                 $   15,040,394     $   15,358,165
                                 ==================  ==================

          The land, building and improvements are collateralized by the mortgage payable.

          In performing an impairment review of the Property, management determined that the aggregate undiscounted cash flows from the Property over the anticipated holding period were below its net carrying value as of March 31, 1997 and, therefore, an impairment existed. At that time, management estimated the fair value of the Property to be approximately $15,875,000. Consequently, a write- down for impairment of $6,475,500 was recorded as of March 31, 1997.

          Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to $325,121, $325,176 and $447,994, respectively.
          Included in depreciation expense for the year ended December 31, 1997 is $87,190, which represents the net book value of improvements to the space formerly occupied by Levitz Furniture Store, which vacated its space in November 1997.

          During 1999, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 20%, 19% and 18% of rental revenues, with leases expiring in 2002, 2008 and 2003, respectively.

          During 1998, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 22%, 20% and 13% of rental revenues, with leases expiring in the years 2008, 2003 and 2001, respectively. During 1997, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 22%, 22% and 16% of the Partnership's rental revenues. One of those tenants, Levitz Furniture Store, which accounted for 16% of the Partnership's rental revenues in 1997, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in 1997 and vacated its space in November 1997. Levitz ceased paying rent as of April 2, 1998.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

          Minimum future rental payments receivable, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancellable leases as of December 31, 1999 are as follows:



               Year ending December 31,
                    2000                          $    2,051,284
                    2001                               1,816,355
                    2002                               1,422,037
                    2003                               1,331,326
                    2004                                 991,766
                    Thereafter                         2,160,949
                                                  ------------------
                                                  $    9,773,717
                                                  ==================


5    MORTGAGE LOAN PAYABLE

     The mortgage loan payable represents a zero coupon first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former General Partners. The mortgage loan bears interest at the rate of 11.22% per annum, compounded monthly. The principal balance, along with deferred interest thereon, is approximately $21,935,000 at December 31, 1999, and will aggregate approximately $25,000,000 at maturity on February 28, 2001. From and after March 1, 1999, the mortgage loan may be prepaid, in whole only, without penalty or premium. However, the principal and deferred interest on the mortgage loan significantly exceed the estimated fair market value of the Property.

     In accordance with the terms of the mortgage loan, additional interest may be payable equal to 23.9% of the appreciation in the value of the property after payment of a specified return to the Partnership. The maximum annual rate of interest, including the additional interest, is not to exceed 16% compounded annually and is due on the earlier of the maturity date or the date the mortgage loan is prepaid. No additional interest has been recorded by the Partnership.

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     To date, RAM 2 has not requested an appraisal, and there can be no assurance that, if the lender requests an appraisal, 85% of the appraised value at that time will equal the Measurement Amount. At December 31, 1999, the Measurement Amount was approximately $12,774,000, which was approximately $720,000 less than 85% of the $15,875,000 value to which the property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the Property determined by an appraisal is shown to be greater than the value to which it was written down in the first quarter of 1997, the Measurement Amount will exceed 85% of the appraised value of the property during the year 2000.

     In light of the above circumstances, management has estimated the fair value of the mortgage loan to approximate the value to which the Property was written down during 1997.

     Management is evaluating its alternatives with respect to the mortgage loan. Such alternatives are limited due to the fact that the principal and deferred interest on the mortgage loan significantly exceed the fair market value of the Property. There can be no assurance that the Partnership will be successful in pursuing any of its alternatives. If the Partnership is not successful in pursuing any of its alternatives, the Partnership will likely lose its entire interest in the Property. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6    DUE TO AFFILIATES

     The amounts due to affiliates are as follows:


                                                         December 31,
                                                  --------------------------
                                                     1999           1998
                                                  -----------     ----------

Supervisory Management Fee                        $  1,542        $     -
                                                  ===========     ==========



7     DISTRIBUTIONS

     In May 1999,  the  Partnership  declared  and paid a cash  distribution  of approximately $4,100,000 in the aggregate, or $42.07 per Unit, to Unitholders of record on May 11, 1999. On October 20, 1999, the Partnership declared and paid a cash distribution of $700,000 in the aggregate, or $7.18 per Unit, to Unitholders of record on October 20, 1999. On January 28, 2000, the Partnership declared and paid a cash distribution of approximately $700,000 in the aggregate, or $7.18 per Unit, to Unitholders of record on January 1, 2000.

8    RECONCILIATION  OF NET LOSS AND NET ASSETS PER FINANCIAL  STATEMENTS TO TAX
     BASIS

     The Partnership files its tax return on an accrual basis. The Partnership has computed depreciation for tax purposes using the Modified Accelerated Cost Recovery System, which is not in accordance with generally accepted accounting principles. A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:



                                           Year ended December 31,
                                  ------------------------------------------
                                     1999           1998           1997
                                  ------------  -------------  -------------

      Net loss per financial
      statements                  $(1,147,548)   $  (925,947)   $(7,238,860)
                                  ------------  -------------  -------------

      Write-down for impairment             -              -      6,475,500

      Tax depreciation and
      amortization in excess
      of financial statement
      depreciation and
      amortization                   (221,800)      (228,353)       (76,908)
                                  ------------  -------------  -------------

      Net loss per tax basis      $(1,369,348)   $(1,154,300)   $  (840,268)
                                  ============  =============  =============


     The  differences   between  the  Partnership's  net  assets  per  financial
     statements and the tax basis of accounting are as follows:



                                                        December 31,
                                                -----------------------------
                                                    1999           1998
                                                --------------  -------------

          Net assets per financial statements   $  (5,882,589)  $     64,628

          Cumulative tax depreciation and
          amortization in excess of financial
          statement depreciation                   (1,206,097)      (984,297)

          Write-down for impairment                 6,475,500      6,475,500

          Syndication costs                         2,712,993      2,712,993
                                                --------------  -------------

          Net assets per tax basis              $   2,099,807   $  8,268,824
                                                ==============  =============


9    TENANT BANKRUPTCY

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

     During 1999, the Partnership entered into a short-term lease with an existing tenant at an annual rent materially less than under the Levitz lease; this lease is terminable by the Partnership upon written

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     notice to the tenant, in the event the Partnership secures a long-term, creditworthy tenant for the space.

     The vacancy at the Levitz space resulted in a loss of income to the Partnership. The vacancy also may have adversely affected the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. The Partnership is actively seeking a substitute tenant. However, there can be no assurance that the Partnership will succeed in finding a long-term, creditworthy substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if such a tenant is obtained, the Partnership may be required to make substantial expenditures in order to secure the substitute tenant and in connection with the new lease.

                            HIGH CASH PARTNERS, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                     ADDITIONS
                                            -----------------------------
                               BALANCE AT     CHARGED TO    CHARGED TO              BALANCE AT
                              BEGINNING OF     COSTS AND       OTHER                  END OF
      DESCRIPTION                PERIOD        EXPENSES      ACCOUNTS   DEDUCTIONS    PERIOD
----------------------------  -----------   --------------  ----------  ----------  -----------


Year ended December 31, 1999
       Reno, Nevada
    Sierra Marketplace        $ 6,475,500   $           --  $       --  $       --  $ 6,475,500
                              ===========   ==============  ==========  ==========  ===========


Year ended December 31, 1998
       Reno, Nevada
    Sierra Marketplace        $ 6,475,500   $           --  $       --  $       --  $ 6,475,500
                              ===========   ==============  ==========  ==========  ===========


Year ended December 31, 1997
       Reno, Nevada
    Sierra Marketplace        $        --   $ 6,475,500(A)  $       --  $       --  $ 6,475,500
                              ===========   ==============  ==========  ==========  ===========



(A) Represents an allowance for impairment provided on the Sierra Marketplace property during 1997.







See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                             GROSS AMOUNT AT WHICH CARRIED
                                            INITIAL COST (1)         COSTS CAPITALIZED                    AT
                                         ----------------------     -------------------     --------------------------------
                                                     BUILDING                                           BUILDING
                                                       AND          IMPROVE-   CARRYING                   AND
    DESCRIPTION         ENCUMBRANCES     LAND      IMPROVEMENTS      MENTS       COST       LAND      IMPROVEMENTS     TOTAL
    -----------         ------------     ----      ------------     -------    --------     ----      ------------     -----

Sierra Marketplace
  Retail Shopping
  Center
    Reno, Nevada        $21,935,131    $8,868,859   $16,494,467    $ 719,589   $    --   $6,667,189   $12,940,226   $19,607,415
                        -----------    ----------   -----------    ---------   -------   ----------   -----------   -----------


                                                                                        LIFE ON WHICH
                                                                                       DEPRECIATION IN
                                                                                        LATEST INCOME
                        ACCUMULATED            DATE OF               DATE               STATEMENT IS
    DESCRIPTION         DEPRECIATION        CONSTRUCTION           ACQUIRED               COMPUTED
    -----------         ------------        ------------           --------            ---------------

Sierra Marketplace
  Retail Shopping                                                                        Straight-line
  Center                                                                                   method 40
    Reno, Nevada        $4,567,021             10/88                 2/89                    years
                        ----------          ------------           --------              -------------


                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1997          1998         1999
                                             ------        ------       ------
(A) RECONCILIATION OF REAL ESTATE
OWNED

Balance at beginning of year              $25,934,236   $19,467,903   19,600,065

Subtractions during year
   Write-down for impairment                6,475,500            --           --
                                          -----------   -----------   ----------
                                           19,458,736    19,467,903   19,600,065

Additions during year
   Improvements                                 9,167       132,162        7,350
                                          -----------   -----------   ----------

Balance at end of
year                                      $19,467,903   $19,600,065   19,607,415
                                          -----------   -----------   ----------

                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                              1997          1998         1999
                                             ------        ------       ------
(B) RECONCILIATION OF
ACCUMULATED DEPRECIATION

Balance at beginning of year               $3,468,730    $3,916,724    4,241,900

Additions during the year
   Depreciation                               447,994       325,176      325,121
                                          -----------   -----------   ----------

Balance at end of year                     $3,916,724    $4,241,900    4,567,021



(1) The aggregate cost for income tax purposes is $26,082,913 at December 31, 1999.



See notes to financial statements.

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

Based on a review of the filings under Section 16(a) of Securities Exchange Act of 1934 (the "Act"), none of the Managing General Partner, the sole member or the officers of the Managing General Partner or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Act during 1999 or prior years, except for the failure by Pembroke Capital II, LLC ("PC") to file reports on Forms 4 and 5 in respect of approximately 12 transactions in 1997, 1998 and 1999 resulting in PC's acquisition of an aggregate of 5,752 Units.

Lawrence J. Cohen, age 44, is, and for more than five years has been, the sole shareholder and director of Pembroke Companies, Inc., which is the sole member and the manager of each of the Managing General Partner and the Associate General Partner. Pembroke Companies, Inc. is a privately-held investment management company, which makes investments in, and provides management services to, a variety of real estate-related businesses.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PC and Equity Resources Fund XIV Limited Partnership ("ERF") are the only persons known by the Partnership to be the beneficial owners of more than 5% of the Units. The Partnership believes PC and ERF beneficially own 14,113 Units and 8,998 Units, respectively, which are 14.6% and 9.3%, respectively, of the outstanding Units. Mr. Cohen is the sole member of PC, and, therefore, he may be deemed to be the beneficial owner of PC's 14,113 Units. See Item 10, "Directors and Executive Officers of Registrant" above. The address of each of PC and Mr. Cohen is Pembroke Companies, Inc., 70 East 55th Street, New York, New York 10022. The address of ERF is 14 Story Street, Cambridge, Massachusetts 02138.



                                      III-1

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, the General Partners and their respective affiliates received compensation or payments for services from or with respect to the Partnership as follows:

            NAME                  CAPACITY IN WHICH SERVED         COMPENSATION

Pembroke HCP, LLC                 Managing General Partner         $ 301,475 (1)
Pembroke AGP, LLC                 Associate General Partner             -    (2)
Pembroke Realty Management LLC    Supervisory Property Manager     $  13,643 (3)

(1) ____________ Represents a partnership management fee earned by the Managing General Partner. Under the Partnership's Partnership Agreement, .99% of the net income, net loss and distributions of the Partnership are allocated to the Managing General Partner. For 1999, $13,780 of the Partnership's tax loss and $47,520 of distributions were allocated to the Managing General Partner.

(2) Under the Partnership Agreement, .01% of the Partnership's net income, net loss and distributions are allocated to the Associate General Partner. For 1999, $137 of the Partnership's tax loss and $480 of distributions were allocated to the Associate General Partner.

(3) This amount was earned pursuant to a supervisory management agreement with the Partnership for performance of certain functions related to property management. In addition, $58,513 was paid to CB Commercial Real Estate Group, Inc. and Colliers, unaffiliated property management companies that performed services for the Partnership.


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

     (g) Supervisory Management Agreement dated as of November 1, 1991 between Registrant and Resources Supervisory Management Corporation incorporated by reference to Exhibit 10 (g) to Registrant's Report on Form 1 O-K for the year ended December 31, 1991.

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

     (l)  Management   Agreement  dated  September  22,  1999  between  Pembroke
          Supervisory Management, LLC and Colliers Nevada Management, LLC, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

     (m) Exclusive Leasing Listing Agreement dated September 9, 1999 between Pembroke Supervisory Management, LLC and Colliers Nevada Management, LLC, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(b)       REPORT ON FORM 8-K:
          -------------------

          Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

          None.

                                   SIGNATURES
                                   ----------


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

                                              HIGH CASH PARTNERS, L.P.

                                              By:  Pembroke HCP, LLC
                                                   Managing General Partner


Dated:  March 30, 2000                        By:  Pembroke Companies, Inc.
                                                   Managing Member


                                              By:  /S/ LAWRENCE J. COHEN
                                                   ----------------------
                                                   Lawrence J. Cohen


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities (with respect to the Managing General Partner) and on the date indicated.


Dated:  March 30, 2000                        /S/  LAWRENCE J. COHEN
                                              ----------------------
                                              Lawrence J. Cohen