Form 10-Q
period 2000-03-31
HIGH CASH PARTNERS L P
filed 2000-05-11
CIK 794984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


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

                            High Cash Partners, L.P.
                           c/o Colliers International
                          5310 Kietzke Lane, Suite 105
                               Reno, Nevada 89511
                    (Address of principal executive offices)

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

                                  Yes X No

                            HIGH CASH PARTNERS, L.P.

                           FORM 10-Q - MARCH 31, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

       BALANCE SHEETS - March 31, 2000 and December 31, 1999................1

       STATEMENTS OF OPERATIONS - For the three months ended
                March 31, 2000 and 1999.....................................2

       STATEMENT OF PARTNERS' DEFICIT - For the three months
                ended March 31, 2000........................................3

       STATEMENTS OF CASH FLOWS - For the three months
                ended March 31, 2000 and 1999...............................4

       NOTES TO FINANCIAL STATEMENTS........................................5

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................7


PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................10

SIGNATURES.................................................................11

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


ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2000            1999
ASSETS
         Real estate, net ......................   $ 14,961,277    $ 15,040,394
         Cash and cash equivalents .............        640,980         957,503
         Tenant receivables, net ...............         45,823          66,632
         Other assets ..........................         96,881          99,967
         Prepaid real estate taxes .............         56,966            --
         Prepaid insurance premiums ............         18,222          28,136
                                                   $ 15,820,149    $ 16,192,632
LIABILITIES AND PARTNERS' EQUITY


Liabilities
         Mortgage loan payable .................   $  6,500,000    $  6,500,000
         Deferred interest payable .............     16,056,182      15,435,131
         Accounts payable and accrued expenses .         53,300          69,681
         Due to affiliates .....................          1,711           1,542
         Tenants' security deposits payable ....         68,129          68,867
                                                   $ 22,679,322    $ 22,075,221
Commitments and contingencies

Partners' deficit
         Limited partners' deficit (96,472 units
         issued and outstanding) ...............     (6,790,576)     (5,823,761)
         General partners' deficit .............        (68,597)        (58,828)
            Total partners' deficit ............     (6,859,173)     (5,882,589)

                                                   $ 15,820,149    $ 16,192,632

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS


                                         For the three months ended
                                                 March 31,
                                             2000          1999
Revenues
      Rental income ....................   $ 659,905    $ 554,784
      Interest income ..................       7,107       43,140
      Other income .....................        --         10,741
                                             667,012      608,665
Costs and expenses
      Mortgage loan interest ...........     621,051      555,426
      Operating ........................     118,804      135,359
      Depreciation and amortization ....      90,824       90,169
      Partnership management fees ......      75,369       75,369
      Property management fees .........      20,817       17,570
      Administrative ...................      17,055       23,017
                                             943,920      896,910

Net loss                                   $(276,908)   $(288,245)
Net loss attributable to
      Limited partners .................   $(274,139)   $(285,363)
      General partners .................      (2,769)      (2,882)
                                           $(276,908)   $(288,245)
Net loss per unit of limited partnership
   interest (96,472 units outstanding) .   $   (2.84)   $   (2.96)



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT


                                         General       Limited         Total
                                         Partners'     Partners'      Partners'
                                         Deficit       Deficit        Deficit

Balance, January 1, 2000 ..........   $   (58,828)   $(5,823,761)   $(5,882,589)

Net loss for the three months ended
 March 31, 2000 ...................        (2,769)      (274,139)      (276,908)

Distributions .....................        (7,000)      (692,676)      (699,676)
Balance, March 31, 2000 ...........   $   (68,597)   $(6,790,576)   $(6,859,173)



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                     For the three months ended
                                                             March 31,
                                                      2000               1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net loss                                           $  (276,908)   $ (288,245)
   Adjustments to reconcile net loss to net cash
       provided by operating activities
          Deferred interest expense                       621,051       555,426
          Depreciation and amortization                    90,824        90,169
   Changes in operating assets and liabilities
          Tenant receivables                               20,809        (1,670)
          Other assets                                     (8,621)       (8,741)
          Prepaid real estate taxes                       (56,966)      (63,626)
          Prepaid insurance premiums                        9,914         6,307
          Accounts payable and accrued expenses           (16,381)       (8,562)
          Deferred revenue                                   --          35,000
          Due to affiliates                                   169         2,661
          Tenants' security deposits payable                 (738)           --

          Net cash provided by operating activities       383,153        318,719

Cash flows from financing activities
      Distributions to partners                          (699,676)           --

Net (decrease) increase in cash and cash equivalents     (316,523)       318,719

Cash and cash equivalents, beginning of period            957,503      4,270,688

Cash and cash equivalents, end of period              $   640,980    $ 4,589,407





  See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS



1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarters ended March 31, 2000 and March 31, 1999, $12,000 and $9,000, respectively, in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to an unaffiliated management company, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the quarters ended March 31, 2000 and 1999, Pembroke

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

     Realty was entitled to receive $20,817 and $17,570, respectively, of which $15,613 and $14,642, respectively, was payable to unaffiliated management companies. No leasing activity compensation was paid to Pembroke Realty for the quarters ended March 31, 2000 or 1999. Current fees of $1,711 payable to Pembroke Realty at March 31, 2000 were paid in the subsequent quarter.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended March 31, 2000 and 1999, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $2,769 and $2,882 in the quarters ended March 31, 2000 and 1999, respectively. They also are entitled to receive 1% of distributions.


3.   REAL  ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:

                                                March 31,        December 31,
                                                  2000                1999

          Land                               $    6,667,189     $    6,667,189
          Building and improvements              12,940,226         12,940,225
                                                 19,607,415         19,607,415
          Accumulated depreciation               (4,646,138)        (4,567,021)

                                             $   14,961,277     $   15,040,394




     The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable.

4.       DUE TO AFFILIATES

     The amounts due to affiliates are as follows:

                                                 March 31,     December 31,
                                                    2000          1999

          Supervisory Management Fee            $   1,711     $   1,542


5.   DISTRIBUTIONS

     In January 2000, the Partnership declared and paid a cash distribution of approximately $700,000 in the aggregate, or $7.18 per Unit, to Unitholders of record on January 1, 2000.


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

     The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of March 31, 2000, working capital reserves amounted to approximately $707,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended March 31, 2000 were funded from cash flow from operations.

     At March 31, 2000, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $22,556,182, which included deferred interest payable of $16,056,182. The mortgage did not permit a prepayment before March 1, 1999, and, therefore, the Partnership was not able to refinance the mortgage before that date. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000. At present, the Partnership believes that, unless conditions change materially, the value of the Property at February 28, 2001 will be significantly less than $25,000,000.

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

     To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At March 31, 2000, the Measurement Amount was approximately $12,973,000, which was approximately $521,000 less than 85% of the $15,875,000 value to which the Property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the Property is shown to be greater than the value to which it was written down in the first quarter of 1997, the Measurement Amount will exceed 85% of the appraised value of the Property during the year 2000.

     Management is evaluating its alternatives with respect to the RAM 2 loan. Such alternatives are limited due to the fact that the principal and deferred interest on the RAM 2 loan significantly exceed the fair market value of the Property. There can be no assurance that the Partnership will be successful in pursuing any of its alternatives. If the Partnership is not successful in pursuing any of its alternatives, the Partnership will likely lose its entire interest in the Property. The Partnership's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The vacancy at the Levitz space has resulted in a loss of income to the Partnership. The vacancy at the Levitz space, as well as a vacancy in an additional, significant space previously occupied by Good Guys, also may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a long-term, creditworthy substitute tenant. However, there can be no assurance the Partnership will succeed in finding a long-term, creditworthy substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is obtained, the Partnership would be required to make substantial expenditures in order to secure the substitute tenant and in connection with a new lease.

     During 1999, the Partnership entered into a short-term lease for the Levitz space with a then existing tenant at an annual rent materially less than under the Levitz lease. The Partnership has the right to terminate this lease upon written notice, in the event the Partnership secures a long-term, creditworthy tenant for the space.

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

     In January 2000, the Partnership  declared and paid a cash  distribution of
     approximately   $7,000,000  in  the  aggregate,   or  $7.18  per  Unit,  to
     Unitholders of record on January 1, 2000.

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

     Results of Operations

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The Partnership realized a net loss of $276,908 ($2.84 per Unit) for the three months ended March 31, 2000 compared to a net loss of $288,245 ($2.96 per Unit) for the corresponding 1999 period, a change of $11,337. The change was primarily a result of an increase in rental income, partially offset by an increase in mortgage loan interest expense.

     Revenues increased from 1999 to 2000 due to increases in base rentals, primarily due to the signing of new leases.

     Costs and expenses increased from 1999 to 2000 primarily due to an increase in mortgage loan interest expense, partially offset by decreases in operating and administrative expenses.

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



                               HIGH CASH PARTNERS, L.P.

                               By:      Pembroke HCP, LLC
                                        Managing General Partner





                               By:      Pembroke Companies, Inc.,
                                        Managing Member



Dated:  May 11, 2000           By:  /s/ Lawrence J. Cohen
                                    ---------------------
                                    Lawrence J. Cohen
                                    President and Principal
                                    Financial and Accounting Officer