Form 10-Q
period 2000-06-30
HIGH CASH PARTNERS L P
filed 2000-08-14
CIK 794984

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission file number 0-17651

                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       13-3347257
(State or other jurisdiction of                         (I.R.S. Employer
incorporatiom or organization)                         Identification No.)

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

                                  Yes  X    No
                                     ____      ____

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                            FORM 10-Q - JUNE 30, 2000

                                      INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS


          BALANCE SHEETS - June 30, 2000 and December 31, 1999................1


          STATEMENTS OF OPERATIONS - For the three and six months ended
             June 30, 2000 and 1999...........................................2


          STATEMENT OF PARTNERS' DEFICIT - For the six months ended
             June 30, 2000....................................................3


          STATEMENTS OF CASH FLOWS - For the six months ended
             June 30, 2000 and 1999...........................................4


          NOTES TO FINANCIAL STATEMENTS.......................................5

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................7


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


ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS


                                            (unaudited)
                                              June 30,          December 31
                                                2000                1999
                                          ---------------    -----------------

ASSETS
    Real estate, net                      $   14,882,160      $   15,040,394
    Cash and cash equivalents                    361,742             957,503
    Tenant receivables, net                       28,787              66,632
    Other assets                                  93,668              99,967
    Prepaid insurance premiums                     7,458              28,136
                                          ---------------    -----------------
                                          $   15,373,815      $   16,192,632
                                          ===============    =================

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
    Mortgage loan payable                 $    6,500,000      $    6,500,000
    Deferred interest payable                 16,687,733          15,435,131
    Accounts payable and accrued expenses         42,908              69,681
    Due to affiliates                                 --               1,542
    Tenants' security deposits payable            68,129              68,867
                                          ---------------    -----------------
                                          $   23,298,770      $   22,075,221


Commitments and contingencies

PARTNERS' EQUITY (DEFICIT)
    Limited partners' equity (deficit)        (7,845,703)         (5,823,761)
     (96,472 units issued and outstanding)
    General partners' equity (deficit)           (79,252)            (58,828)
                                          ---------------    -----------------
     Total partners' equity (deficit)         (7,924,955)         (5,882,589)
                                          ---------------    -----------------
                                          $   15,373,815      $   16,192,632
                                          ===============    =================

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                    For the three months ended      For the six months ended
                                             June 30,                       June 30,
                                    --------------------------    --------------------------
                                         2000         1999            2000           1999
                                    -----------    -----------    -----------    -----------
Revenues
 Rental income                      $   647,510    $   624,378    $ 1,307,415    $ 1,179,162
 Interest income                          8,043         25,822         15,150         68,962
 Other income                              --             --             --           10,741
                                    -----------    -----------    -----------    -----------
                                        655,553        650,200      1,322,565      1,258,865
                                    -----------    -----------    -----------    -----------

Costs and expenses
  Mortgage loan interest                631,551        564,815      1,252,602      1,120,241
  Operating                             126,478        129,574        245,282        264,938
  Depreciation and amortization          88,070         90,168        178,894        180,338
  Partnership management fees            75,369         75,369        150,738        150,738
  Property management fees               19,657         18,014         40,474         35,584
  Administrative                         29,883         30,200         46,938         53,210
                                    -----------    -----------    -----------    -----------
                                        971,008        908,140      1,914,928      1,805,049
                                    -----------    -----------    -----------    -----------
Net loss                            $  (315,455)   $  (257,940)   $  (592,363)   $  (546,184)
                                    ===========    ===========    ===========    ===========

NET LOSS ATTRIBUTABLE TO
  Limited partners                  $  (312,300)   $  (255,361)   $  (586,439)   $  (540,722)
  General partners                       (3,155)        (2,579)        (5,924)        (5,462)
                                    -----------    -----------    -----------    -----------
                                    $  (315,455)   $  (257,490)   $  (592,363)   $  (546,184)
                                    ===========    ===========    ===========    ===========

Net loss per unit of limited
partnership interest (96,472
units outstanding)                  $     (3.23)   $     (2.65)   $     (6.07)   $     (5.60)
                                    -----------    -----------    -----------    -----------


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.


                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)


                                   (UNAUDITED)



                                 General
                                Partners'        Limited
                                 Equity       Partners'Equity   Total Partners'
                                (Deficit)       (Deficit)      Equity (Deficit)
                             --------------   ---------------  ----------------
Balance, January 1, 2000      $   (58,828)     $(5,823,761)      $(5,882,589)

Net loss for the six months
ended June 30, 2000                (5,924)        (586,439)         (592,363)

                             --------------   ---------------  ----------------
Distributions to Partners         (14,500)      (1,435,503)       (1,450,003)
                             --------------   ---------------  ----------------
Balance, June 30, 2000        $   (79,252)     $(7,845,703)      $(7,924,955)
                             ==============   ===============  ================












See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                For the six months ended
                                                                       June 30,
                                                               ---------------------------
                                                                   2000           1999
                                                               ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

Cash flows from operating activities
   Net loss                                                    $  (592,363)   $  (546,184)
   Adjustments to reconcile net loss to net cash provided by
     operating activities
       Deferred interest expense                                 1,252,602      1,120,242
       Depreciation and amortization                               178,894        180,338
   Changes in operating assets and liabilities
       Tenant receivables                                           37,845         22,412
       Other assets                                                (14,361)        (8,742)
       Prepaid insurance premiums                                   20,678         18,114
       Accounts payable and accrued expenses                       (26,773)       (21,798)
       Due to affiliates                                            (1,542)         3,002
       Tenants' security deposits payable                             (738)          --
                                                               -----------    -----------
       Net cash provided by operating activities                   854,242        767,384
                                                               -----------    -----------

Cash flows from financing activities
   Distributions to partners                                    (1,450,003)    (4,100,000)
                                                               -----------    -----------

Net decrease in cash and cash equivalents                         (595,761)    (3,332,616)

Cash and cash equivalents, beginning of period                     957,503      4,270,688
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $   361,742    $   938,072
                                                               ===========    ===========


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.       INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II, LLC acquired beneficial ownership of an aggregate of an additional 5,807 Units in the secondary market.

         Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarters ended June 30, 2000 and June 30, 1999, $12,000 and $9,000, respectively, in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

         The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to an unaffiliated local management company, which has been engaged for the purpose of performing the local property management functions. For the quarters ended June 30, 2000 and 1999, Pembroke

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         Realty was entitled to receive $19,657 and $18,014, respectively, of which $16,380 and $15,012, respectively, was payable to unaffiliated management companies. No leasing activity compensation was paid to Pembroke Realty for the quarters ended June 30, 2000 or 1999.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended June 30, 2000 and 1999, the Managing General Partner was entitled to a partnership management fee of $75,369.

         The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $3,155 and $2,579 in the quarters ended June 30, 2000 and 1999, respectively. They also are entitled to receive 1% of distributions which amounted to $7,500 and $41,000 in the quarters ended June 30, 2000 and 1999, respectively.

3.       REAL ESTATE

         Real estate, which is the Partnership's sole asset, is summarized as follows:


                                         June 30,           December 31,
                                           2000                 1999
Land                                  $  6,667,189         $  6,667,189
Building and improvements               12,940,226           12,940,226
                                    --------------       --------------
                                        19,607,415           19,607,415
Accumulated depreciation                (4,725,255)          (4,567,021)
                                    --------------       --------------
                                      $ 14,882,160         $ 15,040,394
                                    ==============       ==============

         The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable.

4.       DUE TO AFFILIATES

         The amounts due to affiliates are as follows:

                                         June 30,           December 31,
                                           2000                 1999
                                     --------------       --------------

         Supervisory Management Fee   $         --         $      1,542

5.       DISTRIBUTIONS

         In January 2000, the Partnership declared and paid a cash distribution of approximately $700,000 in the aggregate, or $7.18 per Unit, to Unitholders of record on January 1, 2000. In May, 2000, the Partnership declared and paid a cash distribution of approximately $750,000 in the aggregate, or $7.70 per Unit, to Unitholders of record on May 30, 2000.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's sole property is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

         The Partnership uses working capital reserves set aside from the net proceeds of its public offering in 1989 and undistributed cash flow from operations as its primary measure of liquidity. As of June 30, 2000, working capital reserves amounted to approximately $355,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended June 30, 2000 were funded from cash flow from operations.

         At June 30, 2000, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $23,187,733, which included deferred interest payable of $16,687,733. The mortgage did not permit a prepayment before March 1, 1999, and, therefore, the Partnership was not able to refinance the mortgage before that date. The mortgage matures on February 28, 2001. At that time, the total amount outstanding on the mortgage is expected to be approximately $25,000,000. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. In that connection, in the first quarter of 1997, the value of the property was written down to $15,875,000. At present, the Partnership believes that, unless conditions change materially, the value of the Property at February 28, 2001 will be significantly less than $25,000,000.

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

         To date, the lender has not requested an appraisal. There can be no assurance that, if the lender requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At June 30, 2000, the Measurement Amount was approximately $13,176,000, which was approximately $2,699,000 less than 85% of the $15,875,000 value to which the Property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the Property is shown to be greater than the value to which it was written down in the first quarter of 1997, the Measurement Amount will exceed 85% of the appraised value of the Property during the year 2000.

         Management has entered into preliminary discussions with RAM 2 concerning a possible extension of the maturity date of the RAM 2 loan, and additionally, is evaluating its alternatives with respect to the RAM 2 loan. Such alternatives are limited due to the fact that the principal and deferred interest on the RAM 2 loan significantly exceed the fair market value of the Property. There can be no assurance that the Partnership will be successful in extending the maturity date of the RAM 2 loan or in pursuing any of its alternatives. If the Partnership is not successful in pursuing any of its alternatives, the Partnership will likely lose its entire interest in the Property. The Partnership's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         In January 2000, the Partnership declared and paid a cash distribution of approximately $700,000 in the aggregate, or $7.18 per Unit, to Unitholders of record on January 1, 2000. In May 2000, the Partnership declared and paid a cash distribution of approximately $750,000 in the aggregate, or $7.70 per Unit, to Unitholders of record on May 30, 2000.

         REAL ESTATE MARKET

         A substantial decline in the market value of the Partnership's property reflects real estate market conditions in the vicinity of the property. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space in the Partnership's property (including the Levitz space) has only limited visibility to the main thoroughfare and the fact that the space previously occupied by Good

         Guys is vacant and is being marketed for sublet by Good Guys, have hindered the lease-up of new space. As a result, the Partnership's investment in its property is at risk.

         INFLATION

         Inflation has not had a material impact on the Partnership's operations or financial condition in recent years and is not expected to have a material impact in the foreseeable future.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         The Partnership realized a net loss of $315,455 ($3.23 per Unit) for the three months ended June 30, 2000 compared to a net loss of $257,940 ($2.65 per Unit) for the corresponding 1999 period, a change of $57,515. The change was primarily a result of an increase in mortgage loan interest expense.

         Revenues increased from 1999 to 2000 due to increases in base rentals, primarily due to the signing of new leases.

         Costs and expenses increased from 1999 to 2000 primarily due to an increase in mortgage loan interest expense.

         Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED
         JUNE 30, 1999

         The Partnership realized a net loss of $592,363 ($6.07 per Unit) for the six months ended June 30, 2000 compared to a net loss of $546,184 ($5.60 per Unit) for the corresponding 1999 period, a change of $46,179. The change was primarily a result of an increase in mortgage loan interest expense, partially offset by an increase in rental income.

         Revenues increased from 1999 to 2000 due to increases in base rentals, primarily due to the signing of new leases. The increase in rental income was partially offset by a decrease in interest income due to the distributions made by the Partnership.

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



                                           HIGH CASH PARTNERS, L.P.

                                           By:  Pembroke HCP, LLC
                                                Managing General Partner





                                           By:  Pembroke Companies, Inc.,
                                                Managing Member



Dated:  August 14, 2000                    By:  /S/ LAWRENCE J. COHEN
                                                ----------------------
                                                Lawrence J. Cohen
                                                President and Principal
                                                Financial and Accounting Officer