Form 10-Q
period 2000-09-30
HIGH CASH PARTNERS L P
filed 2000-11-14
CIK 794984

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

                For the quarterly period ended September 30, 2000

                         Commission file number 0-17651

                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-3347257
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        identification No.)

                            High Cash Partners, L.P.
                           c/o Colliers International
                            5310 Kietzke Lane, Suite
                               Reno, Nevada 89511
                    (Address of principal executive offices)

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

                            Yes   X       No
                                ------       ------

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                         FORM 10-Q - SEPTEMBER 30, 2000

                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - September 30, 2000 and December 31, 1999............1

          STATEMENTS OF OPERATIONS - For the three and nine months ended
              September 30, 2000 and 1999......................................2

          STATEMENT OF PARTNERS' DEFICIT - For the nine months ended
              September 30, 2000...............................................3

          STATEMENTS OF CASH FLOWS - For the nine months ended
              September 30, 2000 and 1999......................................4

          NOTES TO FINANCIAL STATEMENTS........................................5

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................7

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS


                                               September 30,
                                                   2000        December 31, 1999
                                               (unaudited)            1999
                                             ----------------  -----------------
ASSETS
      Real estate, net                       $ 14,802,322      $ 15,040,394
      Cash and cash equivalents                   687,291           957,503
      Tenant receivables, net                      66,358            66,632
      Other assets                                 84,920            99,967
      Prepaid insurance premiums                   45,196            28,136
                                             ----------------  -----------------
                                             $ 15,686,087      $ 16,192,632
                                             ================  =================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
      Mortgage loan payable                  $  6,500,000      $  6,500,000
      Deferred interest payable                17,344,249        15,435,131
      Accounts payable and accrued expenses        41,352            69,681
      Due to affiliates                                --             1,542
      Tenants' security deposits payable           68,129            68,867
                                             ----------------  -----------------
                                                23,953,730       22,075,221

Commitments and contingencies

Partners' deficit
      Limited partners' deficit (96,472
         units issued and outstanding)         (8,184,964)       (5,823,761)
      General partners' deficit                   (82,679)          (58,828)
                                             ----------------  -----------------
         Total partners' deficit               (8,267,643)       (5,882,589)
                                             ----------------  -----------------

                                             $ 15,686,087      $ 16,192,632
                                             ================  =================

See notes to financial statements

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)




                                               For the three months ended                For the nine months ended
                                                     September 30,                             September 30,
                                          ------------------------------------      ------------------------------------
                                               2000                 1999                 2000                 1999
                                          ------------------------------------      ------------------------------------
Revenues
    Rental income                         $    648,353         $    632,781         $  1,955,768         $  1,811,943
    Interest income                              7,652               10,760               22,802               79,722
    Other income                                    --                  186                   --               10,926
                                          ---------------      ---------------      ---------------      ---------------
                                               656,005              643,727            1,978,570            1,902,591
                                          ---------------      ---------------      ---------------      ---------------

Costs and expenses
    Mortgage loan interest                     656,516              587,143            1,909,118            1,707,385
    Operating                                  121,285              118,337              366,567              383,275
    Depreciation and amortization               91,071               90,169              269,965              270,507
    Partnership management fees                 75,369               75,369              226,107              226,107
    Property management fees                    18,179               17,168               58,653               52,752
    Administrative                              36,273               22,958               83,211               76,168
                                          ---------------      ---------------      ---------------      ---------------
                                               998,693              911,144            2,913,621            2,716,194
                                          ---------------      ---------------      ---------------      ---------------

Net loss                                  $  (342,688)         $  (267,417)         $  (935,051)         $  (813,603)
                                          ===============      ===============      ===============      ===============

Net loss attributable to
    Limited partners                       $ (339,261)         $  (264,743)         $  (925,700)         $  (805,467)
    General partners                           (3,427)              (2,674)              (9,351)              (8,136)
                                          ---------------      ---------------      ---------------      -----------------
                                           $ (342,688)         $  (267,417)         $  (935,051)         $  (813,603)
                                          ===============      ===============      ===============      ===============
Net loss per unit of limited
partnership interest (96,472 units
outstanding)                               $    (3.52)         $     (2.74)          $     (9.60)        $     (8.35)
                                          ---------------      ---------------      ---------------      -----------------




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                                   (unaudited)



                                      General Partners'    Limited Partners'    Total Partners'
                                          Deficit              Deficit              Deficit
                                      -----------------    -----------------    ----------------
Balance, January 1, 2000                $  (58,828)        $  (5,823,761)       $  (5,882,589)

Net loss for the nine months
ended September 30, 2000                    (9,351)             (925,700)            (935,051)

Distributions to partners                  (14,500)           (1,435,503)          (1,450,003)
                                      -----------------    -----------------    ----------------
Balance, September 30, 2000             $  (82,679)        $  (8,184,964)       $  (8,267,643)
                                      =================    =================    ================


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                             STATEMENT OF CASH FLOWS

                                   (unaudited)




                                                                     For the nine months ended
                                                                           September 30,
                                                                  --------------------------------
                                                                       2000              1999
                                                                  --------------    --------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
    Net loss                                                      $  (935,051)      $  (813,603)
    Adjustments to reconcile net loss to net
        cash provided by operating
                  Deferred interest expense                         1,909,118         1,707,385
                  Depreciation and amortization                       269,965           270,507
    Changes in operating assets and liabilities
                  Tenant receivables                                      274           (34,126)
                  Other assets                                        (16,846)          (13,465)
                  Prepaid insurance premiums                          (17,060)           26,444
                  Accounts payable and accrued expenses               (28,329)          (17,194)
                  Due to affiliates                                    (1,542)            2,861
                  Tenants' security deposits payable                     (738)           10,000
                                                                  --------------    --------------
                  Net cash provided by operating activities         1,179,791         1,138,809
                                                                  --------------    --------------
Cash flows from financing activities
    Distributions to partners                                      (1,450,003)       (4,100,000)
                                                                  --------------    --------------

Net decrease in cash and cash equivalents                            (270,212)       (2,961,191)

Cash and cash equivalents, beginning of period                        957,503         4,270,688
                                                                  --------------    --------------
Cash and cash equivalents, end of period                          $   687,291      $  1,309,497
                                                                  ==============    ==============






See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)



1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP"), respectively. In the same transaction, XRC Corp., the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 5,807 Units in the secondary market.

     Prior to the sale of the general partnership interest in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for Presidio, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the quarters ended September 30, 2000 and 1999, $12,000 and $12,000, respectively, in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to an unaffiliated local management company, which had been engaged for the purpose of performing the local property management functions. For the quarters ended September 30, 2000 and 1999, Pembroke Realty was entitled to receive $18,179 and

     $17,168, respectively, of which $13,634 and $14,307, respectively, was payable to unaffiliated management companies. No leasing activity compensation was paid to Pembroke Realty for the quarters ended September 30, 2000 or 1999.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended September 30, 2000 and 1999, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The general partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $3,427 and $2,674 in the quarters ended September 30, 2000 and 1999, respectively. They also are entitled to receive 1% of distributions.

3.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:


                                    September 30, 2000
                                       (unaudited)             December 31, 1999
                                    --------------------      ------------------
     Land                            $   6,667,189              $   6,667,189
     Building and improvements          12,940,226                 12,940,226
                                        19,607,415                 19,607,415
     Accumulated depreciation           (4,805,093)                (4,567,021)
                                    --------------------      ------------------
                                     $  14,802,322              $  15,040,394
                                    ====================      ==================

     The land, building and improvements that comprise the Partnership's sole asset are collateralized by a mortgage loan payable.

4.   DUE TO AFFILIATES

     The amounts due to affiliates are as follows:


                                    September 30, 2000
                                       (unaudited)             December 31, 1999
                                    --------------------      ------------------
     Supervisory Management Fee      $          --              $       1,542
                                    ====================      ==================

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

     The Partnership uses working capital reserves and undistributed cash flow from operations as its primary measure of liquidity. As of September 30, 2000, working capital reserves amounted to approximately $757,000, which may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended September 30, 2000 were funded from operations.

     At September 30, 2000, the total amount outstanding on the Partnership's mortgage loan payable to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") was $23,844,249, which included deferred interest payable of $17,344,249. The mortgage did not permit a prepayment before March 1, 1999, and, therefore, the Partnership was not able to refinance the mortgage before that date. The mortgage loan matures on February 28, 2001. At that time, the total amount outstanding on the mortgage loan is expected to be approximately $25,000,000. The Partnership does not presently have sufficient funds to repay the mortgage loan. If the value of the property at that time does not exceed $25,000,000, the Partnership may lose its entire investment in the property. At present, the Partnership believes that, unless conditions change materially, the value of the Property at February 28, 2001 will be significantly less than $25,000,000.

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

     To date, RAM 2 has not requested an appraisal. There can be no assurance that, if RAM 2 requests an appraisal, 85% of the appraised value will equal the Measurement Amount. At September 30, 2000, the Measurement Amount was approximately $13,381,000, which was approximately $113,000 less than 85% of the $15,875,000 value to which the Property was written down in the first quarter of 1997. As interest on the mortgage accrues, the Measurement Amount will increase, and, therefore, unless the value of the Property is appraised at a value greater than its carrying value, the Measurement Amount will exceed 85% of the appraised value of the Property during the fourth quarter of 2000.

     Management has entered into negotiations with RAM 2 concerning a possible extension of the maturity date of the loan, and additionally, continues to evaluate its alternatives with respect to this loan. Such alternatives are limited due to the fact that the principal and deferred interest on the mortgage loan significantly exceeds the fair market value of the Property. There can be no assurance that the Partnership will be successful in extending the maturity date of the mortgage loan or in pursuing any of its alternatives. If the Partnership is not successful in pursuing any of its alternatives, the Partnership will likely lose its entire interest in the Property. The Partnership's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     The level of leasing activity cannot be predicted, particularly in light of the Levitz and Good Guys situations, and, therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity both to make such capital expenditures, and to make the payments that may be required under the terms of the mortgage loan. If there is a default on the mortgage loan, the Partnership would be materially and adversely affected.

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

     Results of Operations

     Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     The Partnership realized a net loss of $342,688 ($3.52 per Unit) for the three months ended September 30, 2000 compared to a net loss of $267,417 ($2.74 per Unit) for the corresponding 1999 period, an increased loss of $75,271. The increased loss was primarily a result of an increase in mortgage loan interest expense.

     Revenues increased from 1999 to 2000 due to increases in base rentals, primarily due to the signing of new leases.

     Costs and expenses increased from 1999 to 2000 primarily due to an increase in mortgage loan interest expense.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     The Partnership realized a net loss of $935,051 ($9.60 per Unit) for the nine months ended September 30, 2000 compared to a net loss of $813,603 ($8.35 per Unit) for the corresponding 1999 period, an increased loss of $121,448. The increased loss was primarily a result of an increase in mortgage loan interest expense, partially offset by an increase in rental income.

     Revenues increased from 1999 to 2000 due to increases in base rentals, primarily due to the signing of new leases. The increase in rental income was partially offset by a decrease in interest income due to the distributions made by the Partnership.

     Costs and expenses increased from 1999 to 2000 primarily due to an increase in mortgage loan interest expense, partially offset by decreases in operating expenses.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the zero coupon mortgage.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit

          27      Financial Data Schedule

     (b)  Reports on Form 8-K: None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HIGH CASH PARTNERS, L.P.



                                         By:  Pembroke HCP, LLC
                                              Managing General Partner
                                         By:  Pembroke Companies, Inc.
                                              Managing Member
Dated:  November 14, 2000                By:  /s/ Lawrence J. Cohen
                                              ---------------------
                                              President and Principal
                                              Financial and Accounting Officer