Form 10-K
period 2000-12-31
HIGH CASH PARTNERS L P
filed 2001-03-30
CIK 794984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17651


                            HIGH CASH PARTNERS, L.P.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               13-3347257
------------------------------------------                ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


   c/o Pembroke Companies Inc.
   70 East 55th Street  7th Floor
   New York, New York                                              10022
------------------------------------------                ----------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  212-350-9900
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange on which
      Title of each class                                   registered
------------------------------------------      --------------------------------
             None                                              None


Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
                   ------------------------------------------
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

In 1989, the Partnership used all the net proceeds from its public offering of units of limited partnership interest ("Units") to acquire Sierra Marketplace, a community retail shopping center completed in October 1988 and situated on 18.67 acres in the southern portion of Reno, Nevada ("Sierra Marketplace" or the "Property.") Sierra Marketplace consists of two main buildings and three "out parcel" structures containing approximately 233,000 square feet of net leasable area. Sierra Marketplace has 36 tenants. Three tenants, Smith's Management
Corp., a grocery and drug store, Good Guys, Inc. ("Good Guys"), a consumer electronics store, and Bell Furniture, Inc., a furniture store, accounted for approximately 18%, 19% and 14%, respectively, of the Partnership's total rental income revenues in 2000. The Property is subject to a mortgage, the terms of which have been modified, pursuant to a mortgage loan modification agreement (the "Mortgage Loan Modification Agreement") between the Partnership and the mortgagee, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), which became effective on January 31, 2001. The mortgage and the Mortgage Loan Modification Agreement are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 53,000 square feet at Sierra Marketplace under a lease that extended through 2008. Levitz accounted for approximately 16% of the Partnership's total rental income revenues in 1997. During 1997, Levitz filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In November 1997, Levitz vacated its premises, and ceased paying rent under the lease as of April 2, 1998. During 1999, the Partnership entered into a short-term lease on the Levitz space at an annual rent substantially less than under the Levitz lease; this lease is terminable by the Partnership upon written notice to the tenant, in the event the Partnership secures a long-term, creditworthy tenant for the space. The Partnership is continuing to seek such a tenant.

Good Guys vacated its premises in 1999 and ceased paying rent under the lease as of December 1, 2000. The Partnership has instituted legal proceedings against Good Guys in respect of its non-payment of rent. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Property Location and Competition

The Partnership believes there are approximately 9.3 million square feet of retail space in the Reno area, in a total of 78 regional malls and community, neighborhood and strip centers. Sierra Marketplace is located in the southern section of Reno, which is well developed commercially along major thoroughfares with substantial residential development along secondary streets. The primary trade area is considered affluent to middle class. Although there is little room for significant new competing development in the immediate geographical vicinity of the Property, the competition for tenants (including existing tenants whose leases expire) is strong among existing centers. In addition, a portion of the land available for development in the immediate geographic vicinity of the Property recently has been developed by centers predominantly occupied by large anchor tenants, which has created additional competition for the Property. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and "Real Estate Market."

Employees

The Partnership does not have any employees. Through December 31, 2000, services were performed for the Partnership by Pembroke HCP, LLC, the Partnership's Managing General Partner (the "Managing General Partner"), Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of the Managing General Partner, and certain other parties that may be deemed to be affiliated with the Managing General Partner. Through December 31, 2000, certain services were performed for Pembroke Realty by Colliers Nevada Management, LLC, an unaffiliated management company ("Colliers"). In connection with its entering into the Mortgage Loan Modification Agreement, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to manage the Property commencing on January 2, 2001. Kestrel has assumed the property management services previously performed by Pembroke Realty and Colliers, pursuant to the terms of a management agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," Item 10, "Directors and Executive Officers of Registrant,"
Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

Item 2. Properties

See Item 1, "Business" above.

Item 3. Legal Proceedings

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," with regard to litigation involving the Partnership and Good Guys.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

As of March 15, 2001, there were 1347 holders of Units, owning an aggregate of 96,472 Units.

There were no distributions made during 1998. In May 1999, October 1999, January 2000 and May 2000, the Partnership paid cash distributions of approximately
$4,100,000,  $700,000,  $700,000 and $750,000,  respectively,  or $42.07,  $7.18
$7.18, and $7.70 per Unit, respectively, to Unitholders of record on May 11, 1999, October 20, 1999, January 1, 2000 and May 30, 2000, respectively.

There are no material legal restrictions on distributions in the Partnership's Partnership Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a discussion of financial conditions and the terms of the Mortgage Loan Modification Agreement affecting the Partnership's ability to make distributions.

Item 6. Selected Financial Data

>
                                                               Year ended December 31,
                                --------------------------------------------------------------------------------------
                                     2000              1999             1998              1997              1996
                                --------------    --------------    -------------    --------------    ---------------

Revenues                        $   2,639,242     $   2,521,650     $  2,479,904     $   2,686,095     $  2,637,022


Net Loss (1)                    $ (1,297,109)     $ (1,147,548)     $  (925,947)     $ (7,238,860)     $  (640,184)


Net (Loss) Per Unit (1)(2)      $     (13.31)     $     (11.78)     $    ( 9.50)     $     (74.29)     $     (6.57)


Distributions Per Unit (2)      $       14.88     $       49.25     $     -          $      -          $      12.52


Long-term Obligations (3)       $  24,526,844     $  21,935,131     $ 19,617,279     $  17,540,481     $ 15,691,865


Total Assets                    $  16,119,572     $  16,191,090     $ 19,834,203     $  18,716,205     $ 24,485,903




--------------------------------------
(1) Net loss for 1997 includes a write-down for impairment of $(6,475,500), or $(66.45) per Unit.

(2)  Based upon the weighted average number of Units outstanding.

(3) Consists of the principal amount of the RAM 2 loan plus deferred interest on that loan, which are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership uses undistributed cash flow from operations as its primary measure of liquidity. At December 31, 2000, working capital reserves amounted to approximately $1,070,000, which does not include the Partnership's mortgage loan payable to RAM 2 (the "Mortgage Loan") or deferred interest thereon which may be currently due and payable upon the occurrence of certain specified events. Such reserves may be used to fund operating expenses of the Partnership, capital expenditures, insurance, real estate taxes and loan payments. All expenditures during 2000 were funded from cash flow from operations.

At December 31, 2000, the total amount outstanding on the Mortgage Loan was $24,526,844, which included deferred interest payable of $18,026,844. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

Because the Partnership believed that it would be unable either to repay or refinance the Mortgage Loan at that time, the Managing General Partner negotiated and caused the Partnership to enter into the Mortgage Loan
Modification Agreement with RAM 2 in order to effect a modification of the Mortgage Loan and prevent the immediate foreclosure of the Mortgage Loan and the consequent loss of the Property. The Mortgage Loan Modification Agreement became effective on January 31, 2001.

Pursuant to the Mortgage Loan Modification Agreement, RAM 2 has agreed to forbear for not less than one year and up to two years in the exercise of its rights and remedies under the Mortgage Loan triggered by the Partnership's failure to repay fully all amounts due and payable thereunder at maturity.

Under the Mortgage Loan Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") have been placed in escrow with counsel to RAM 2. The Conveyance Documents will not be released to RAM 2 until the earliest to occur of (such date referred to herein as the "Extended Maturity Date"):

(i) any date on which any action taken or omitted to be taken by the Partnership in bad faith, intended to hinder or impede RAM 2's exercise of its rights or remedies under the terms of the Mortgage Loan Modification Agreement, remains uncured for more than 10 days after notice of same from RAM 2;

(ii) any date on or after March 1, 2002, upon the closing date of the sale or other conveyance of the Property (a) if RAM 2 identifies a bona fide third party purchaser to acquire the Property or (b) for any other reason deemed reasonably necessary by RAM 2 to avoid a material economic disadvantage to it; and

(iii) March 1, 2003.

The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to the outstanding principal and deferred interest on the Mortgage Loan. In addition, RAM 2 has agreed to release the Partnership and its affiliates from all claims for principal or interest due under the Mortgage Loan effective on the date that the Conveyance Documents are released to RAM 2 or such other party as agreed to by RAM 2. Such release will be effective provided that the Partnership (i) does not become the subject of any bankruptcy proceeding on or before one year from the date of release of the Conveyance Documents and (ii) has not perpetrated any fraud upon RAM 2. In addition, the Partnership will be entitled to a refund of expenses previously paid by it, to the extent that such expenses relate to any time period subsequent to February 28, 2001. Thereafter, the Partnership will use its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At December 31, 2000, the Partnership had cash and cash equivalents of $1,103,651.

Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal (that sum, the "Measurement Amount"), exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. Any amount so paid by the Partnership would be applied first against accrued and unpaid interest on the Mortgage Loan, and the balance, if any, against the principal thereof. In accordance with the terms of the Mortgage Loan Modification Agreement, RAM 2 is entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. RAM 2 requested that the Property be appraised by Greenwich Realty Advisors, a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed on March 1, 2001, indicated a fair market value of $20 million for the Property. As of March 1, 2001 the Measurement Amount was $13,684,645. Because the Measurement Amount did not exceed 85% of the appraised value of the Property on that date, no Excess Payment was or is payable to RAM
2. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2 has no further appraisal right pursuant to the terms of the Mortgage Loan.

Under the terms of the Mortgage Loan Modification Agreement, the Partnership will retain its interest in the Property until and unless the Conveyance Documents are released to RAM 2 in accordance with the terms thereof. In addition, the Partnership retained the right to repay the Mortgage Loan in accordance with its terms on any date prior to March 1, 2001. Thereafter, and prior to March 1, 2003, until RAM 2 notifies the Partnership that it has entered into a contract to sell or convey the Property, the Partnership will have the right to satisfy the Mortgage Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and otber charges due thereunder and (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan. If the Mortgage Loan is satisfied, the Conveyance Documents will be returned to the Partnership.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. However, if the Partnership is unable to refinance or otherwise restructure this outstanding indebtedness prior to the Extended Maturity Date of March 1, 2003, the Partnership will lose its entire interest in its property. These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Partnership's entering into the Mortgage Loan Modification Agreement, Lawrence J. Cohen, the sole shareholder and director of Pembroke Companies Inc., which is the sole member and the manager of the Managing General Partner, has executed an unconditional limited guaranty of payment in the amount of the principal balance of the Mortgage Loan, all accrued and unpaid interest thereon and all other charges due thereunder, that will be effective only if Mr. Cohen or his affiliates cause the Partnership to file for bankruptcy or to commence a civil action seeking to hinder, impede or delay RAM 2's exercise of any right or remedy available to it.

Until November 1997, Levitz had occupied approximately 23% of the Partnership's Property. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998.

In 1999, Good Guys vacated its premises and ceased paying rent under the lease as of December 1, 2000. The Partnership has instituted legal proceedings against Good Guys in respect of its non-payment of rent.

The vacancies at the Levitz and Good Guy spaces have resulted in a loss of income to the Partnership. These vacancies may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking long-term, creditworthy substitute tenants. However, there can be no assurance the Partnership will succeed in finding long-term, creditworthy substitute tenants promptly or on terms comparable to those under the

Levitz or Good Guys leases. In addition, if a substitute tenant is obtained, the Partnership expects to make substantial expenditures in order to secure such tenant and in connection with the new lease.

During 1999, the Partnership entered into a short-term lease for the Levitz space with a then existing tenant at an annual rent substantially less than under the Levitz lease. The Partnership has the right to terminate this lease upon written notice in the event that the Partnership secures a long-term, creditworthy tenant for the space.

The level of leasing activity cannot be predicted, particularly in light of the Levitz and Good Guys situations, and, therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance the Partnership will have sufficient liquidity to make such capital expenditures.

Real Estate Market

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

Results of Operations

2000 vs. 1999

The Partnership realized a net loss of $1,297,109 ($13.31 per Unit) for 2000 compared to a net loss of $1,147,548 ($11.78 per Unit) for 1999, an increased loss of $149,561. The increased loss was primarily a result of an increase in mortgage loan interest expense, partially offset by an increase in rental income.

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

1999 vs. 1998

The Partnership realized a net loss of $1,147,548 for 1999, compared with a net loss of $925,947 for 1998, an increased loss of $221,601. The increased loss was primarily a result of an increase in mortgage loan interest expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Cautionary Statement Concerning Forward-Looking Statements

This document and the documents incorporated by reference into this Form 10-K, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," contain both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements are not based on historical facts, but rather reflect the Partnership's current expectations concerning future results and events. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe the Partnership's objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance and achievements expressed or implied by these statements.

Item 8. Financial Statements and Supplementary Data

                                      INDEX
                                      -----


                                                                        Page
                                                                       Number
                                                                       ------


Independent Auditor's Report                                             F-1

      Financial statements:

            Balance sheets                                               F-2

            Statements of operations                                     F-3

            Statement of partners' equity (deficit)                      F-4

            Statements of cash flows                                     F-5

            Notes to financial statements                                F-6

      Schedule II:

         Valuation and qualifying accounts                               F-14

      Schedule III:

         Real estate and accumulated depreciation                        F-15


All other financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

To the Partners of
High Cash Partners, L.P.




                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of High Cash Partners, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Cash Partners, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's mortgage loan, which had an outstanding balance of $24,526,844 at December 31, 2000, was scheduled to mature on February 28, 2001. The Partnership has entered into an agreement with the holder of the mortgage loan which extends the maturity date to a date not later than March 1, 2003 assuming the Partnership complies with all of the provisions of the agreement. The agreement also requires that substantially all of the cash flow generated from the Partnership's property be remitted to the mortgage holder to be applied against outstanding principal and deferred interest. If the Partnership is unable to refinance or otherwise restructure this outstanding indebtedness prior to the Extended Maturity Date of March 1, 2003, the Partnership will lose its entire interest in its property. These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Hays & Company



March 3, 2001
New York, New York

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS


                                                        December 31,
                                             -----------------------------------
                                                  2000                1999
                                             ----------------    ---------------

ASSETS
     Real estate, net                        $    14,722,456     $   15,040,394
     Cash and cash equivalents                     1,103,651            957,503
     Other assets                                    173,206             98,425
     Tenant receivables, net                          86,896             66,632
     Prepaid insurance premiums                       33,363             28,136
                                             ----------------    ---------------
                                             $    16,119,572     $   16,191,090
                                             ================    ===============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
     Mortgage loan payable                   $     6,500,000     $    6,500,000
     Deferred interest payable                    18,026,844         15,435,131
     Accounts payable and accrued expenses           154,300             69,681
     Tenants' security deposits payable               68,129             68,867
                                             ----------------    ---------------
          Total liabilities                       24,749,273         22,073,679
                                             ================    ===============


Commitments and contingencies (Notes 3, 4, 5 and 8)

Partners' deficit
     Limited partners' deficit
     (96,472 units issued and outstanding)        (8,543,402)        (5,823,761)
     General partners' deficit                       (86,299)           (58,828)
                                             ----------------    ---------------

                                                  (8,629,701)        (5,882,589)
                                             ----------------    ---------------
                                             $    16,119,572     $   16,191,090
                                             ================    ===============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS


                                                    Year ended December 31,
                                      -------------------------------------------------
                                           2000               1999             1998
                                      --------------    ---------------   -------------

Revenues
   Rental income                      $   2,604,141     $   2,420,332     $  2,306,202
   Other Income                                  --            12,526            2,217
   Interest Income                           35,101            88,792          171,485
                                      ---------------   ---------------   -------------
                                          2,639,242         2,521,650        2,479,904
                                      ---------------   ---------------   -------------

Cost and expenses
   Mortgage loan interest                 2,591,713         2,317,852        2,076,798
   Operating                                488,600           510,366          508,467
   Depreciation and amortization            366,176           365,510          349,554
   Partnership management fees              301,475           301,475          301,475
   Administrative                           111,106           101,839          101,255
   Property management fees                  77,281            72,156           68,302
                                      ---------------   ---------------   -------------
                                          3,936,351         3,669,198        3,405,851
                                      ---------------   ---------------   -------------


Net loss                              $  (1,297,109)    $  (1,147,548)    $   (925,947)
                                      ===============   ===============   =============


Net loss attributable to
   Limited partners                   $  (1,284,138)    $  (1,136,073)    $   (916,688)
   General partners                         (12,971)          (11,475)          (9,259)
                                      ---------------   ---------------   -------------
                                      $  (1,297,109     $  (1,147,548)    $   (925,947)
                                      ===============   ===============   =============


   Net loss per unit of limited
   partnership interest (96,472
   units outstanding)                 $     (13.31)     $     (11.78)     $     (9.50)
                                      ===============   ===============   =============




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

              PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 2000




                                        General                 Limited                  Total
                                       Partners'               Partners'               Partners'
                                    Equity (Deficit)        Equity (Deficit)        Equity (Deficit)
                                  --------------------    --------------------    --------------------

Balance, January 1, 1998            $     9,906             $     980,669           $     990,575
Net loss - 1998                          (9,259)                 (916,688)               (925,947)
                                  --------------------    --------------------    --------------------
Balance, December 31, 1998                  647                    63,981                  64,628
Net loss - 1999                         (11,475)               (1,136,073)             (1,147,548)
Distributions                           (48,000)               (4,751,669)             (4,799,669)
                                  --------------------    --------------------    --------------------
Balance, December 31, 1999              (58,828)               (5,823,761)             (5,882,589)
Net loss - 2000                         (12,971)               (1,284,138)             (1,297,109)
Distributions                           (14,500)               (1,435,503)             (1,450,003)
                                  --------------------    --------------------    --------------------
Balance, December 31, 2000          $   (86,299)            $  (8,543,402)          $  (8,629,701)
                                  ====================    ====================    ====================





See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                        Year ended December 31,
                                                  ------------------------------------------------------------------
                                                        2000                     1999                     1998
                                                  ----------------         ----------------         ----------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities

  Net loss                                        $  (1,297,109)           $  (1,147,548)           $    (925,947)

  Adjustments to reconcile
    net loss to net cash provided
    by operating activities
       Deferred interest expense                      2,591,713                2,317,852                2,076,798
       Depreciation and amortization                    366,176                  365,510                  349,554
  Changes in operating assets and
    liabilities
       Other assets                                     (23,019)                 (24,640)                 (87,703)
       Tenant receivables, net                          (20,264)                  (2,979)                 (33,916)
       Prepaid insurance premiums                        (5,227)                    (613)                  1,988
       Accounts payable and accrued expenses            (15,381)                 (23,748)                 (34,251)
       Tenants' security deposits payable                  (738)                  10,000                   4,288
                                                  ----------------         ----------------         ----------------
          Net cash provided by operating
            activities                                1,596,151                1,493,834               1,350,8111
                                                  ----------------         ----------------         ----------------


Cash flows from investing activities
  Additions to real estate                                --                      (7,350)                (132,162)
                                                  ----------------         ----------------         ----------------

Cash flows from financing activities
  Distributions to partners                          (1,450,003)              (4,799,669)                     --
                                                  ----------------         ----------------         ----------------


Net increase (decrease) in cash and cash
  equivalents                                           146,148               (3,313,185)               1,218,649

Cash and cash equivalents, beginning of year            957,503                4,270,688                3,052,039
                                                  ----------------         ----------------         ----------------
Cash and cash equivalents, end of year            $   1,103,651            $     957,503            $   4,270,688
                                                  ================         ================         ================



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     Cash and cash equivalents

     The  Partnership  considers all short-term  investments  that have original
     maturities   of  three  months  or  less  to  be  cash   equivalents.   The
     Partnership's  cash  balances are held at various  financial

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



     institutions, however, at times, cash balances may exceed limits that are insured by the Federal Deposit Insurance Corporation.

     Fair value of financial instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments consist principally of cash and cash equivalents, tenant receivables, accounts payable and accrued expenses and a mortgage loan payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Net loss and distributions per unit of limited partnership interest

     Net loss and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (96,472) during the years ended December 31, 2000, 1999 and 1998.

     Deferred financing costs

     Costs incurred in connection with obtaining long-term debt are capitalized and amortized over the life of the debt.

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

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

     On June 13, 1997, RHC and AGP sold their general partnership interests to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP") (collectively, the "General Partners"), respectively. In the same transaction, XRC sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 6,257 Units in the secondary market.

     Following the sale on June 13, 1997, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the years ended December 31, 2000, 1999 and 1998 reimbursable expenses paid to the affiliate by the Partnership amounted to $48,000, $42,000 and $36,000 respectively.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty were paid to unaffiliated management companies, which had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the years ended December 31, 2000, 1999 and 1998, Pembroke Realty was entitled to receive $77,281, $72,156 and $68,302, respectively, of which $51,961, $58,513 and $56,918, respectively, was paid to the unaffiliated management companies. No leasing activity compensation was paid to Pembroke Realty for the years ended December 31, 2000, 1999, and 1998.

     In connection with its entering into the Mortgage Loan Modification Agreement, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to manage the Property commencing on January 2, 2001. Kestrel has assumed all management services previously performed by Pembroke Realty and the unaffiliated management company, pursuant to the terms of a management agreement.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to $301,475.

     The General Partners are allocated 1% of the net income or losses of the Partnership and are also entitled to receive 1% of distributions.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4    REAL ESTATE, NET

     Real estate assets represent the Partnership's principal asset, Sierra Marketplace, a community marketplace located in Reno, Nevada (the "Property"). The Property was purchased by the Partnership on February 10, 1989, and is summarized as follows:


                                                    December 31,
                                      --------------------------------------
                                             2000               1999
                                      -----------------    -----------------
     Land                              $    6,667,189       $    6,667,189
     Building and improvements             12,940,226           12,940,226
                                      -----------------    -----------------
                                           19,607,415           19,607,415
     Less accumulated depreciation         (4,884,959)          (4,567,021)
                                      -----------------    -----------------
                                       $   14,722,456       $   15,040,394
                                      =================    =================

     The land, building and improvements are collateralized by the mortgage payable (Note 5).

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 were $317,938, $325,121 and $325,176, respectively.

     During 2000, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 18% 19%, and 14% of rental revenues, with leases expiring in years 2002, 2008, and 2003, respectively.

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Minimum future rental payments receivable, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancellable leases as of December 31, 2000 are as follows:


                  Year ending December 31,
                            2001                 $    1,972,935
                            2002                      1,757,505
                            2003                      1,228,547
                            2004                        703,651
                            2005                        626,641
                         Thereafter              $    1,415,379
                                                -----------------
                                                 $    7,704,658
                                                =================


5    MORTGAGE LOAN PAYABLE

The mortgage loan payable (the "Mortgage Loan") represents a zero coupon first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly. The principal balance, along with deferred interest thereon, is $24,526,844 at December 31, 2000, and will aggregate approximately $25,000,000 at its original maturity date of February 28, 2001. As of December 31, 2000, the principal and deferred interest on the Mortgage Loan exceeded the estimated fair market value of the Property.

     Effective January 31, 2001, the Partnership has entered into a mortgage loan modification agreement (the "Modification Agreement") with RAM 2. Pursuant to the terms of the Modification Agreement, RAM 2 has agreed to forbear, for not less than one year and up to two years, the exercise of its rights and remedies under the Mortgage Loan for the Partnership's failure to repay all amounts due and payable thereunder at its original maturity. Under the Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") have been placed in escrow with counsel to RAM
     2. The Conveyance Documents will not be released to RAM 2 until the earliest to occur of (the "Extended Maturity Date"):

     I. Any date on which any action taken or omitted to be taken by the Partnership in bad faith, intended to hinder or impede RAM 2's exercise of its rights or remedies under the terms of the Modification Agreement, remains uncured for more than 10 days after notice of same from RAM 2;

     II. Any date on or after March 1, 2002, upon the closing date of the sale or other conveyance of the Property (a) if RAM 2 identifies a bona fide third party purchaser to acquire the Property, or (b) for any other reason deemed reasonably necessary by RAM 2 to avoid a material economic disadvantage to it; and

     III. March 1, 2003.

     The Modification Agreement further provides from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against the outstanding principal and deferred interest on the Mortgage Loan.

     Under the terms of the Modification Agreement, the Partnership will retain its interest in the Property until and unless the Conveyance Documents are released to RAM 2 in accordance with the terms thereof. Prior to March 1, 2003, until RAM 2 notifies the Partnership that it has entered into a contract to sell or convey the Property, the Partnership will have the right to satisfy the Mortgage Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and other charges due thereunder and (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan. If the Mortgage Loan is satisfied, the Conveyance Documents will be returned to the Partnership. If the Partnership is unable to refinance or otherwise restructure this outstanding indebtedness prior to the Extended Maturity Date of March 1, 2003, the Partnership will lose its entire interest in its property.

     Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal, exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. In accordance with the terms of the Modification Agreement, RAM 2 is entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. RAM 2 requested that the Property be appraised by Greenwich Realty Advisors, a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed on March 1, 2001, indicated that an Excess Payment was not due or payable to RAM 2 at that date. Consequently, under the terms of the Modification Agreement, RAM 2 has no further appraisal right pursuant to the terms of the Mortgage Loan.

6    DISTRIBUTIONS

     In May 1999, October 1999, January 2000 and May 2000, the Partnership paid cash distributions of approximately $4,100,000, $700,000, $700,000 and $750,000, respectively, or $42.07, $7.18, $7.18 and $7.70 per Unit, respectively, to Unitholders of record on May 11, 1999, October 20, 1999, January 1, 2000 and May 30, 2000, respectively.

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                   Year ended December 31,
                                                  --------------------------------------------------------
                                                        2000                1999                1998
                                                  ----------------    ----------------    ----------------
     Net loss per financial statements            $   (1,297,109)     $   (1,147,548)     $     (925,947)

     Tax depreciation and amortization in
     excess of financial statement
     depreciation and amortization
                                                        (207,849)           (221,800)           (228,353)
                                                  ----------------    ----------------    ----------------
     Net loss per tax basis                       $   (1,504,958)     $   (1,369,348)     $   (1,154,300)
                                                  ================    ================    ================

     The  differences   between  the  Partnership's  net  assets  per  financial
     statements and the tax basis of accounting are as follows:

                                                                             December 31,
                                                             ----------------------------------------
                                                                    2000                   1999
                                                             -----------------      -----------------

                  Net assets per financial statements          $  (8,629,701)         $  (5,882,589)

                  Cumulative tax depreciation and
                  amortization in excess of financial
                  statement depreciation                          (1,413,946)            (1,206,097)

                  Write-down for impairment                        6,475,500              6,475,500

                  Syndication costs                                2,712,993              2,712,993
                                                             -----------------      -----------------
                  Net assets per tax basis                     $    (855,154)         $   2,099,807
                                                             =================      =================



8    TENANT DEFAULTS

     Until November 1997, Levitz Department Store ("Levitz") had occupied approximately 23% of the space at the Property. Rent under the lease for each of 1997 and 1996 was approximately $412,000, which was approximately 16% of the Partnership's total rental income revenues in each such period. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent as of April 2, 1998. The Partnership is currently pursuing a claim in the Levitz bankruptcy proceedings.

     During 1999, the Partnership entered into a short-term lease with an existing tenant at an annual rent substantially less than under the Levitz lease; this lease is terminable by the Partnership upon written notice to the tenant, in the event the Partnership secures a long-term, creditworthy tenant for the space.

     In 1999, Good Guys, Inc. ("Good Guys"), a consumer electronics store, vacated its premises at the Property and ceased paying rent under the lease as of December 1, 2000. The Partnership has instituted legal proceedings against Good Guys in respect of its non-payment of rent.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


     The vacancies at the Levitz and Good Guys spaces have resulted in a loss of income to the Partnership. The vacancies also may have adversely affected the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. The Partnership is actively seeking substitute tenants. However, there can be no assurance that the Partnership will succeed in finding long-term, creditworthy substitute tenants promptly or on terms comparable to those under the Levitz or Good Guys leases. In addition, if such a tenant is obtained, the Partnership may be required to make substantial expenditures in order to secure such substitute tenant and in connection with the new lease.

                            HIGH CASH PARTNERS, L.P.

                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS



                                                           ADDITIONS
                                                  --------------------------
        DESCRIPTION               BALANCE AT      CHARGED TO     CHARGED TO
                                 BEGINNING OF      COSTS AND       OTHER                         BALANCE AT
                                  PERIOD (A)       EXPENSES       ACCOUNTS        DEDUCTIONS    END OF PERIOD
-----------------------------    ------------     -----------    -----------      -----------   -------------

Year ended December 31, 2000
        Reno, Nevada
     Sierra Marketplace          $  6,475,500     $      -       $      -         $      -      $  6,475,500
                                 =============    ===========    ===========      ===========   =============

Year ended December 31, 1999
        Reno, Nevada
     Sierra Marketplace          $  6,475,500     $      -       $      -         $      -      $  6,475,500
                                 =============    ===========    ===========      ===========   =============

Year ended December 31, 1998
        Reno, Nevada
     Sierra Marketplace          $  6,475,500     $      -       $      -         $      -      $  6,475,500
                                 =============    ===========    ===========      ===========   =============






(A) Represents an allowance for impairment provided on the Sierra Marketplace property during 1997.


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

            Schedule III - REAL ESTATE AND ACCUMMULATED DEPRECIATION


                                   INITIAL COST(1)           COSTS CAPITALIZED           GROSS AMOUNT AT WHICH CARRIED AT
                              -------------------------    ----------------------    ------------------------------------------

                                            Building                                                  Building
                                              and                                                       and
               Encum-                       Improve-       Improve-     Carrying                      Improve-
Description    brances            Land       ments          ments         Cost           Land          ments          Total
-----------    ------------   -----------   -----------    ---------    ---------    -----------    ------------   ------------

Sierra
Marketplace
Retail
Shopping
Center


Reno, Nevada   $ 24,526,844   $ 6,868,859   $16,494,467    $ 719,589    $   --       $ 6,667,189    $ 12,940,226   $ 19,607,415
               ------------   -----------   -----------    ---------    ---------    -----------    ------------   ------------


                                            Life on which
Accumu-                                     Depreciation in
lated          Date of                      Latest Income
Deprecia-      Construc-        Date        Statement is
tion           tion           Acquired         Computed
---------      ---------      --------      ---------------
                                            Straight-line
$4,884,959       10/88          2/89        method 40 years
----------     ---------      --------      ---------------





                                           Year ended December 31,
                               -----------------------------------------------

                                   1998             1999              2000
                               -------------   --------------    -------------

(A) RECONCILATION OF REAL
ESTATE OWNED



Balance at beginning of year   $  19,467,903    $  19,600,065    $  19,607,415

Subtractions during year
  Write-down for impairment                -                -                -
                               -------------    -------------    -------------
                                  19,467,903       19,600,065       19,607,415

Additions during
   year improvements                 132,162            7,350                -
                               -------------    -------------    -------------

Balance at end of year         $  19,600,065    $  19,607,415    $  19,607,415
                               -------------    -------------    -------------

(B) RECONCILIATION OF                   Year ended December 31,
ACCUMULATED                     ------------------------------------------------
DEPRECIATION
                                      1998             1999            2000
                                --------------   --------------   --------------
Balance at beginning of year    $   3,916,724    $   4,241,900    $   4,567,021

Additions during the year
  Depreciation                        325,176          325,121          317,938
                                --------------   --------------   --------------

Balance at end of year          $   4,241,900    $   4,567,021    $   4,884,959
                                ==============   ==============   ==============





(1) The aggregate cost for income tax purposes is $26,082,913 at December 31, 2000.


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

Based on a review of the filings under Section 16(a) of the Exchange Act, none of the Managing General Partner, the sole member or the officers of the Managing General Partner or the beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2000 or prior years, except for the failure by Pembroke Capital II, LLC ("PC") to file reports on Forms 4 and 5 in respect of approximately 12 transactions in 1997, 1998, 1999 and 2000 resulting in PC's acquisition of an aggregate of 6,257 Units.

Lawrence J. Cohen, age 45, is, and for more than six years has been, the sole shareholder and director of Pembroke Companies, Inc., which is the sole member and the manager of each of the Managing General Partner and the Associate General Partner. Pembroke Companies, Inc. is a privately-held investment management company, which makes investments in, and provides management services to, a variety of real estate-related businesses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

PC and Equity Resources Fund XIV Limited Partnership ("ERF") are the only persons known by the Partnership to be the beneficial owners of more than 5% of the Units. The Partnership believes PC and ERF beneficially own 14,618 Units and 8,998 Units, respectively, which are 15.2% and 9.3%, respectively, of the outstanding Units. Mr. Cohen is the sole member of PC, and, therefore, he may be deemed to be the beneficial owner of PC's 14,618 Units. See Item 10, "Directors and Executive Officers of Registrant" above. The address of each of PC and Mr. Cohen is Pembroke Companies, Inc., 70 East 55th Street, New York, New York 10022. The address of ERF is 14 Story Street, Cambridge, Massachusetts 02138.


                                     III-1

Item 13. Certain Relationships and Related Transactions

During 2000, the General Partners and their respective affiliates received compensation or payments for services from or with respect to the Partnership as follows:

        Name                      Capacity in Which Served         Compensation

Pembroke HCP, LLC                 Managing General Partner         $ 301,475 (1)
Pembroke AGP, LLC                 Associate General Partner               -  (2)
Pembroke Realty Management LLC    Supervisory Property Manager     $  25,320 (3)



(1) Represents a partnership management fee earned by the Managing General Partner. Under the Partnership's Partnership Agreement, .99% of the net income, net loss and distributions of the Partnership are allocated to the Managing General Partner. For 2000, $14,899 of the Partnership's tax loss and $14,355 of distributions were allocated to the Managing General Partner.

(2) Under the Partnership Agreement, .01% of the Partnership's net income, net loss and distributions are allocated to the Associate General Partner. For 2000, $150 of the Partnership's tax loss and $145 of distributions were allocated to the Associate General Partner.

(3) This amount was earned pursuant to a supervisory management agreement with the Partnership for performance of certain functions related to property management. In addition, $51,961 was paid to Colliers Nevada Management, LLC, an unaffiliated property management company that performed services for the Partnership.


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

         (g) Supervisory Management Agreement dated as of November 1, 1991 between Registrant and Resources Supervisory Management Corporation incorporated by reference to Exhibit 10(g) to Registrant's Report on Form 10K for the year ended December 31, 1991.

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

         (m Exclusive Leasing Listing Agreement dated September 9, 1999 between Pembroke Supervisory Management, LLC and Colliers Nevada Management, LLC, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

         (n) Mortgage Loan Modification Agreement dated December 21, 2000 between High Cash Partners, L.P. and Resources Accrued Mortgage Investors 2 L.P., incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 8, 2001.

(b)            Report on Form 8-K:

               Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

               Current Report on Form 8-K dated February 8, 2000.

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

                                   HIGH CASH PARTNERS, L.P.


                                   By:   Pembroke HCP, LLC
                                         Managing General Partner


Dated:  March 30, 2001             By:   Pembroke Companies, Inc.
                                         Managing Member


                                   By:   /s/  Lawrence J. Cohen
                                         ---------------------------------------
                                         Lawrence J. Cohen


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities (with respect to the Managing General Partner) and on the date indicated.


Dated:  March 30, 2001             /s/  Lawrence J. Cohen
                                   -----------------------------------
                                   Lawrence J. Cohen