Form 10-Q
period 2001-03-31
HIGH CASH PARTNERS L P
filed 2001-05-14
CIK 794984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                         Commission file number 0-17651
                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  13-3347257
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

                            High Cash Partners, L.P.
                           c/o Pembroke Companies Inc
                         70 East 55th Street 7th Floor
                            New York, New York 10022
                    (Address of principal executive offices)

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

                                Yes X        No
                                    -          -

                            HIGH CASH PARTNERS, L.P.
                            FORM 10-Q March 31, 2001
                                     INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1  -  FINANCIAL STATEMENTS

          BALANCE SHEETS  March 31, 2001 and December 31, 2000                 1

          STATEMENTS OF OPERATIONS - For the three months ended
             March 31, 2001 and 2000                                           2

          STATEMENT OF PARTNERS' DEFICIT - For the three months ended
              March 31, 2001                                                   3

          STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 2001 and 2000                                          4

          NOTES TO FINANCIAL STATEMENTS                                        5

     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II - OTHER INFORMATION

     ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K                              13

SIGNATURES                                                                    14

PART I  FINANCIAL INFORMATION

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

ITEM 1  FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                              March 31,
                                                 2001             December 31,
                                             (unaudited)             2000
                                             -----------         ------------
ASSETS
     Real estate, net                        $14,643,946         $14,722,456
     Cash and cash equivalents                 1,363,779           1,103,651
     Tenant receivables, net                     162,337              86,896
     Other assets                                215,454             173,206
     Prepaid real estate taxes                    56,966                  --
     Prepaid insurance premiums                   20,852              33,363
                                             -----------         -----------
                                             $16,463,334         $16,119,572
                                             ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
     Mortgage loan payable                   $ 6,500,000         $ 6,500,000
     Deferred interest payable                18,721,275          18,026,844
     Accounts payable and accrued
        expenses                                 191,315             154,300
     Tenants' security deposits payable           68,129              68,129
                                             -----------         -----------
                                              25,480,719          24,749,273

Commitments and contingencies

Partners' deficit
     Limited partners' deficit (96,472
        units issued and outstanding)         (8,927,210)         (8,543,402)
     General partners' deficit                   (90,175)            (86,299)
                                             -----------          -----------
        Total partners' deficit               (9,017,385)         (8,629,701)
                                             ------------        ------------
                                             $16,463,334         $16,119,572
                                             ============        ============


See notes to financial statements

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                  (unaudited)

                                             For the three months ended
                                                      March 31,
                                             ----------          -----------
                                               2001                2000
                                             ----------          -----------
Revenues
     Rental income                           $  648,662          $  659,905
     Interest income                             14,004               7,107
                                             ----------          ----------
                                                662,666             667,012
                                             ==========          ==========

Costs and expenses
     Mortgage loan interest                     694,431             621,051
     Operating                                  114,231             118,804
     Depreciation and amortization              107,721              90,824
     Partnership management fees                 75,369              75,369
     Property management fees                    20,893              20,817
     Administrative                              37,705              17,055
                                             ----------          ----------
                                              1,050,350             943,920
                                             ----------          ----------
Net loss                                     $ (387,684)         $ (276,908)
                                             ==========          ==========

Net loss attributable to
     Limited partners                        $ (383,808)         $ (274,139)
     General partners                            (3,876)             (2,769)
                                             ----------          ----------
                                             $ (387,684)         $ (276,908)
                                             ==========          ==========

Net loss per unit of limited
partnership interest (96,472 units
outstanding)                                     $(3.98)             $(2.84)
                                             ----------          ----------


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.
                         STATEMENT OF PARTNERS' DEFICIT

                                  (unaudited)

                               General Partners'    Limited Partners'     Total Partners'
                                     Deficit             Deficit               Deficit
                               -----------------    -----------------     ---------------

Balance, January 1, 2001              $(86,299)         $(8,543,402)         $(8,629,701)

Net loss for the three
months ended March 31, 2001             (3,876)            (383,808)            (387,684)
                               -----------------     ----------------      --------------
Balance, March 31, 2001               $(90,175)         $(8,927,210)         $(9,017,385)
                               =================     ================      ==============















See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          For the three months ended
                                                                   March 31,
                                                         ------------    ------------
                                                              2001           2000
                                                         ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
     Net loss                                             $ (387,684)    $ (276,908)
     Adjustments to reconcile net loss to net
     cash provided by operating activities
               Deferred interest expense                     694,431        621,051
               Depreciation and amortization                 107,721         90,824
     Changes in operating assets and liabilities
               Tenant receivables                            (75,441)        20,809
               Other assets                                  (39,689)        (8,621)
               Prepaid real estate taxes                     (56,966)       (56,966)
               Prepaid insurance premiums                     12,511          9,914
               Accounts payable and accrued
                    expenses                                   5,245        (16,381)
               Due to affiliates                                  --            169
               Tenants' security deposits payable                 --           (738)
                                                          ----------      ---------
               Net cash provided by operating
                    activities                               260,128        383,153
                                                          ----------      ---------

Cash flows from financing activities
     Distributions to partners                                    --       (699,676)
                                                          ----------      ---------
Net increase (decrease) in cash and cash equivalents         260,128       (316,523)

Cash and cash equivalents, beginning of period             1,103,651        957,503
                                                          ----------      ---------
Cash and cash equivalents, end of period                  $1,363,779      $ 640,980
                                                          ==========      =========





See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. However, if the Partnership is unable to refinance or otherwise restructure its outstanding indebtedness to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") prior to the Extended Maturity Date (as hereinafter defined), the Partnership will lose its entire interest in its sole real estate asset (See Note 3). These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.   MORTGAGE LOAN PAYABLE

     Because the Partnership believed that it would be unable either to repay or refinance the Mortgage Loan at that time, the Managing General Partner negotiated and caused the Partnership to enter into a mortgage loan modification agreement (the "Mortgage Loan Modification Agreement") with RAM 2 in order to effect a modification of the Mortgage Loan and prevent the immediate foreclosure of the Mortgage Loan and the consequent loss of the Property. The Mortgage Loan Modification Agreement became effective on January 31, 2001.

     The mortgage loan payable (the Mortgage Loan) represents a first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners of the Partnership. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly and did not require payment until its original maturity date of February 28, 2001. The principal balance, along with deferred interest thereon, was $25,221,275 at March 31, 2001, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001. As of March 31, 2001, the principal and deferred interest on the Mortgage Loan exceeded the estimated fair market value of the Partnership's sole real estate asset (the "Property").

     Effective January 31, 2001, the Partnership entered into a mortgage loan modification agreement (the "Mortgage Loan Modification Agreement") with RAM 2. Pursuant to the terms of the Mortgage Loan Modification Agreement, RAM 2 agreed to forbear, for not less than one year and up to two years, the exercise of its rights and remedies under the Mortgage Loan for the Partnerships failure to repay all amounts due and payable thereunder at its original maturity date of February 28, 2001. Under the Mortgage Loan
     Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") were placed in escrow with counsel to RAM 2. The Conveyance Documents will not be released to RAM 2 until the earliest to occur of the following dates (the "Extended Maturity Date"):

     I. Any date on which any action taken or omitted to be taken by the Partnership in bad faith, intended to hinder or impede RAM 2's exercise of its rights or remedies under the terms of the Mortgage Loan Modification Agreement, remains uncured for more than 10 days after notice thereof from RAM 2;

     II. Any date on or after March 1, 2002, upon the closing date of the sale or other conveyance of the Property (a) if RAM 2 identifies a bona fide third party purchaser to acquire the Property, or (b) for any other reason deemed reasonably necessary by RAM 2 to avoid a material economic disadvantage to it; and

     III. March 1, 2003.

     The Mortgage Loan Modification Agreement further provides that, from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow generated by the Property permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against current interest and the outstanding principal and deferred interest on the Mortgage Loan.

     Under the terms of the Mortgage Loan Modification Agreement, the Partnership will retain its interest in the Property until and unless the Conveyance Documents are released to RAM 2 in accordance with the terms thereof. Prior to March 1, 2003, until RAM 2 notifies the Partnership that it has entered into a contract to sell or convey the Property, the Partnership will have the right to satisfy the Mortgage Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and other charges due thereunder and
     (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan. If the Mortgage Loan is satisfied, the Conveyance Documents will be returned to the Partnership. If the Partnership is unable to refinance or otherwise restructure this outstanding indebtedness prior to the Extended Maturity Date, the Partnership will lose its entire interest in the Property.

     Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan, calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal, exceeded

     85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. In accordance with the terms of the Mortgage Loan Modification Agreement, RAM 2 requested an appraisal of the Property by Greenwich Realty Advisors, a real estate appraisal firm unaffiliated with the Partnership, Pembroke HCP, LLC, its managing general partner (the "Managing General Partner") or RAM 2. The appraisal, which was performed as of March 1, 2001, indicated that an Excess Payment was not due or payable to RAM 2 at that date. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2 has no further appraisal right pursuant to the terms of the Mortgage Loan.

4. CHANGE IN GENERAL PARTNER OWNERSHIP, CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     On June 13, 1997, Resources High Cash, Inc. ("RHC") and Presidio AGP Corp. ("AGP") sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP") (collectively, the "General Partners"), respectively. In the same transaction, XRC Corp. ("XRC"), the parent company of RHC, sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an additional 6,257 Units in the secondary market.

     Prior to the sale of the general partnership interests in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for AGP, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During each of the quarters ended March 31, 2001 and 2000, $12,000 in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to unaffiliated local management companies that had been engaged for the purpose of performing the local property management functions. For the quarters ended March 31, 2001 and 2000, Pembroke Realty was entitled to receive $13,002 and $20,817, respectively, of which $10,033 and $15,613, respectively, was payable to unaffiliated management companies. No leasing activity compensation was paid to Pembroke Realty for the quarter ended March 31, 2001 or 2000.

     In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel has assumed all management services previously performed by Pembroke Realty and the unaffiliated management companies, pursuant to the terms of a management agreement. For the quarter ended

     March 31, 2001, Kestrel was entitled to receive $10,892 in respect of property management services rendered to the Partnership.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended March 31, 2001 and 2000, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The General Partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $3,876 and $2,769 in the quarters ended March 31, 2001 and 2000, respectively. They also are entitled to receive 1% of the distributions of the Partnership.

5.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:

                                   March  31,  2001
                                     (unaudited)            December  31,  2000
                                   ----------------         -------------------

     Land                            $  6,667,189             $   6,667,189
     Building and improvements         12,940,226                12,940,226
                                   ----------------         -------------------
                                       19,607,415                19,607,415
     Accumulated depreciation          (4,963,469)               (4,884,959)
                                   ----------------         -------------------
                                     $ 14,643,946              $ 14,722,456
                                   ================         ===================

     The land, building and improvements that comprise the Partnership's sole real estate asset are collateralized by a mortgage loan payable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. However, if the Partnership is unable to refinance or otherwise restructure its outstanding indebtedness to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") prior to the Extended Maturity Date, the Partnership will lose its entire interest in its sole real estate asset. These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Partnership's sole real estate asset (the "Property") is a community shopping center located in Reno, Nevada containing approximately 233,000 square feet of net leasable area.

     The Partnership uses undistributed cash flow from operations as its primary measure of liquidity. As of March 31, 2001, working capital reserves amounted to approximately

     $1,413,000, which does not include any amount which may be currently payable under the Partnership's mortgage loan (the "Mortgage Loan") payable to RAM 2 or deferred interest thereon. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended March 31, 2001 were funded from operations.

     At March 31, 2001, the total amount outstanding on the Mortgage Loan was $25,221,275, which included deferred interest of $18,721,275. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

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

     The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. In addition, RAM 2 has agreed to release the Partnership and its affiliates from all claims for principal or interest due under the Mortgage Loan effective on the date that the Conveyance Documents are released to RAM 2 or such other party as agreed to by RAM 2. Such release will be effective provided that the Partnership (i) does not become the subject of any bankruptcy proceeding on or before one year from the date of release of the Conveyance Documents and (ii) has not perpetrated any fraud upon RAM 2. In addition, the Partnership will be entitled to a refund of expenses previously paid by it, to the extent that such expenses relate to any time period subsequent to February 28, 2001. Thereafter, the Partnership will use its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At March 31, 2001, the Partnership had cash and cash equivalents of $1,363,779.

     Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal (that sum, the "Measurement Amount"), exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. Any amount so paid by the Partnership would be applied first against accrued and unpaid interest on the Mortgage Loan, and the balance, if any, against the principal thereof. In accordance with the terms of the Mortgage Loan Modification Agreement, RAM 2 was entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. RAM 2 requested that the Property be appraised by Greenwich Realty Advisors, a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed as of March 1, 2001, indicated a fair market value of $20 million for the Property. As of March 1, 2001 the Measurement Amount was $13,684,645. Because the Measurement Amount did not exceed 85% of the appraised value of the Property on that date, no Excess Payment was or is payable to RAM 2. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2 has no further appraisal right thereunder.

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

     In 1999, Good Guys, Inc. ("Good Guys") vacated its premises and ceased paying rent under the lease as of December 1, 2000. In April 2001, the Partnership agreed to consent to Good Guys' sublet of its premises; in connection with this agreement Good Guys paid all of its past due rent.

     The vacancies at the Levitz and Good Guy spaces have resulted in a loss of income to the Partnership. These vacancies may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking long-term, creditworthy substitute tenants. However, there can be no assurance the Partnership will succeed in finding long-term, creditworthy substitute tenants promptly or on terms comparable to those under the Levitz lease.

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

     Real Estate Market

     The market value of the Property reflects real estate market conditions in the vicinity of Property. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space in the Partnership's property (including the Levitz space) has only limited visibility to the main thoroughfare has hindered the lease-up of new space.

     Inflation

     Inflation has not had a material impact on the Partnership's operations or financial condition in recent years and is not expected to have a material impact in the foreseeable future.

     Results of Operations

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 2000

     The Partnership realized a net loss of $387,684 ($3.98 per Unit) for the three months ended March 31, 2001 compared to a net loss of $276,908 ($2.84 per Unit) for the corresponding 2000 period, an increased loss of $110,776. The increased loss was primarily a result of an increase in mortgage loan interest expense, administrative expenses, and depreciation and amortization.

     Revenues decreased from 2000 to 2001, principally due to decreased real estate tax reimbursements.

     Costs and expenses increased from 2000 to 2001 primarily due to an increase
     in  mortgage   loan  interest   expense,   administrative   expenses,   and
     depreciation and amortization.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the Mortgage Loan.

     Administrative expenses increased in the 2001 period principally due to increased legal fees.

     Depreciation and amortization increased due to the amortization of costs associated with the Mortgage Loan modification.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

             Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2001:

             Current Report on Form 8-K dated February 8, 2001.

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


                                        HIGH CASH PARTNERS, L.P.



                                        By:  Pembroke HCP, LLC
                                             Managing General Partner

                                        By:  Pembroke Companies, Inc.
                                             Managing Member

Dated:  May 14, 2001                    By:  /s/ Lawrence J. Cohen
                                             ---------------------
                                             President and Principal
                                             Financial and Accounting Officer