Form 10-Q
period 2001-06-30
HIGH CASH PARTNERS L P
filed 2001-08-14
CIK 794984

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

                  For the quarterly period ended June 30, 2001

                         Commission file number 0-17651

                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-3347257
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation for organization)                        Identification No.)

                             High Cash Partners, L.P
                          c/o Pembroke companies Inc.
                         70 east 55th Street 7th Floor
                            New York, New York 10022
                    (Address of principal executive offices)

                                 (212) 350-9900
             (Registrant's telelphone number, including area code)

                                      None
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceing 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                     ---         ---

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                            FORM 10-Q - June 30, 2001

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - June 30, 2001 and December 31, 2000................1

           STATEMENTS OF OPERATIONS - For the three and six months ended
             June 30, 2001 and 2000..........................................2-3

           STATEMENT OF PARTNERS' DEFICIT - For the six months ended
             June 30, 2001.....................................................4

           STATEMENTS OF CASH FLOWS - For the six months ended
             June 30, 2001 and 2000............................................5

           NOTES TO FINANCIAL STATEMENTS.......................................6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................9

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................14

SIGNATURES....................................................................15

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                 June 30,
                                                   2001          December 31,
                                               (Unaudited)          2000
                                              --------------   --------------
ASSETS

  Real estate, net                            $  14,565,436     $  14,722,456
  Cash and cash equivalents                       1,247,347         1,103,651
  Tenant receivables, net                            88,762            86,896
  Other assets                                      236,767           173,206
  Prepaid insurance premiums                         15,838            33,363
                                              --------------   ---------------
                                              $  16,154,150     $  16,119,572
                                              ==============   ===============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
  Mortgage loan payable                       $   6,500,000     $   6,500,000
  Deferred interest payable                      18,892,878        18,026,844
  Accounts payable and accrued expenses              54,381           154,300
  Tenants' security deposits payable                 66,180            68,129
                                              --------------   ---------------
                                              $  25,513,439        24,749,273

Commitments and contingencies

Partners' deficit

  Limited partners' deficit (96,472 units
      issued and outstanding)                    (9,265,694)       (8,543,402)
  General partners' deficit                         (93,595)          (86,299)
                                              --------------   ---------------
      Total partners' deficit                    (9,359,289)       (8,629,701)
                                              --------------   ---------------

                                              $  16,154,150     $  16,119,572
                                              ==============   ===============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                    --------------------------------
                                       For the three months ended
                                                 June 30,
                                    --------------    --------------
                                             2001              2000
                                    --------------    --------------
Revenues
   Rental income                      $   718,374           647,510
   Interest income                         15,941             8,043
                                    --------------    --------------
                                          734,315           655,553
                                    --------------    --------------

Costs and expenses
   Mortgage loan interest                 704,775           631,551
   Operating                              127,955           126,478
   Depreciation and amortization          109,318            88,070
   Partnership management fees             75,369            75,369
   Property management fees                20,257            19,657
   Administrative                          38,545            29,883
                                    --------------    --------------
                                        1,076,219           971,008
                                    --------------    --------------

Net loss                              $  (341,904)         (315,455)
                                    ==============    ==============

Net loss attributable to
   Limited partners                   $  (338,485)         (312,300)
   General partners                        (3,419)           (3,155)
                                    --------------    --------------
                                      $  (341,904)         (315,455)
                                    ==============    ==============

Net loss per unit of limited
partnership itnerest (96,472 units
outstanding)                          $     (3.51)            (3.23)
                                    --------------    --------------



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                    --------------------------------
                                        For the six months ended
                                                 June 30,
                                    --------------    --------------
                                             2001              2000
                                    --------------    --------------
Revenues
   Rental income                      $ 1,367,036         1,307,415
   Interest income                         29,945            15,150
                                    --------------    --------------
                                        1,396,981         1,322,565
                                    --------------    --------------

Costs and expenses
   Mortgage loan interest               1,399,206         1,252,602
   Operating                              242,186           245,282
   Depreciation and amortization          217,039           178,894
   Partnership management fees            150,738           150,738
   Property management fees                41,150            40,474
   Administrative                          76,250            46,938
                                    --------------    --------------
                                        2,126,569         1,914,928
                                    --------------    --------------

Net loss                              $ (729,588)         (592,363)
                                    ==============    ==============

Net loss attributable to
   Limited partners                   $  (722,292)         (586,439)
   General partners                        (7,296)           (5,924)
                                    --------------    --------------
                                      $  (729,588)         (592,363)
                                    ==============    ==============

Net loss per unit of limited
partnership itnerest (96,472 units
outstanding)                          $     (7.49)            (6.07)
                                    --------------    --------------



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                                   (unaudited)



                                General Partners'      Limited Partners'         Total Partners'
                                     Deficit                Deficit                 Deficit
                                -------------------    ----------------------    --------------------
Balance, January 1, 2001        $      (86,299)        $   (8,543,402)           $    (8,629,701)

Net loss for the six months             (7,296)              (722,292)                  (729,588)
ended June 30, 2001

                                -------------------    ----------------------    --------------------
Balance, June 30, 2001          $      (93,595)        $   (9,265,694)           $    (9,359,289)
                                ===================    ======================    ====================

































See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)





                                                                     For the six months ended
                                                                              June30,
                                                                  -------------------------------
                                                                      2001              2000
                                                                  ---------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net loss                                                        $   (729,588)    $  (592,363)
   Adjustments to reconcile net loss to net cash provided
      by operating activities
               Deferred interest expense                                866,034       1,252,602
               Depreciation and amortization                            217,039         178,894
   Changes in operating assets and liabilities
               Tenant receivables                                        (1,866)         37,845
               Other assets                                            (123,629)        (14,361)
               Prepaid insurance premiums                                17,525          20,678
               Accounts payable and accrued expenses                    (99,919)        (26,773)
               Due to affiliates                                             49          (1,542)
               Tenants' security deposits payable                        (1,949)           (738)
                                                                  ---------------  --------------
               Net cash provided by operating activities                143,696         854,242
                                                                  ---------------  --------------

Cash flows from financing activities
   Distributions to partners                                                 --      (1,450,003)
                                                                  ---------------  --------------

Net increase (decrease) in cash and cash equivalents                    143,696        (595,761)

Cash and cash equivalents, beginning of period                        1,103,651         957,503
                                                                  ---------------  --------------

Cash and cash equivalents, end of period                           $  1,247,347     $   361,742
                                                                  ===============  ==============











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

2.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.   MORTGAGE LOAN PAYABLE

     Because the Partnership believed that it would be unable either to repay or refinance the Mortgage Loan at its original maturity date of February 28, 2001, the Managing General Partner negotiated and caused the Partnership to enter into a mortgage loan modification agreement (the "Mortgage Loan Modification Agreement") with RAM 2 in order to effect a modification of the Mortgage Loan and prevent the immediate foreclosure of the Mortgage Loan and the consequent loss of the Property. The Mortgage Loan Modification Agreement became effective on January 31, 2001.

     The mortgage loan payable (the "Mortgage Loan") represents a first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners of the Partnership. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly and did not require payment until its original maturity date of February 28, 2001. The principal balance, along with deferred interest thereon, was $25,392,878 at June 30, 2001, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001. As of June 30, 2001, the principal and deferred interest on the Mortgage Loan exceeded the estimated fair market value of the Partnership's sole real estate asset (the "Property").

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

     The Mortgage Loan Modification Agreement further provides that, from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow generated by the Property permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended June 30, 2001, the Partnership retained $25,000 of operating cash flow and applied $533,172 to current interest incurred under the Mortgage Loan.

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

     Prior to the sale of the general partnership interests in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for AGP, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During each of the quarters ended June 30, 2001 and 2000, $12,000 in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to unaffiliated local management companies that had been engaged for the purpose of performing the local property management functions. For the quarter ended June 30, 2000, Pembroke Realty was entitled to receive $19,657, of which $16,380 was payable to unaffiliated management companies. No property management fees were payable to Pembroke Realty for the quarter ended June 30, 2001. No leasing activity compensation was paid to Pembroke Realty for the quarters ended June 30, 2001 or 2000.

     In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel has assumed all management services previously performed by Pembroke Realty and the unaffiliated management companies, pursuant to the terms of a management agreement. For the quarter ended June 30, 2001, Kestrel was entitled to receive $23,757 in respect of property management services rendered to the Partnership.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended June 30, 2001 and 2000, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The General Partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $3,419 and $3,155 in the quarters ended June 30, 2001 and 2000, respectively. They also are entitled to receive 1% of the distributions of the Partnership.

5.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:


                                         June 30, 2001
                                          (unaudited)         December 31, 2000
                                      -------------------    -------------------
     Land                              $    6,667,189         $    6,667,189
     Building and improvements             12,940,226             12,940,226
                                      -------------------    -------------------
                                           19,607,415             19,607,415
     Accumulated depreciation              (5,041,979)            (4,884,959)
                                      -------------------    -------------------
                                       $   14,565,436         $   14,722,456
                                      ===================    ===================

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

     The Partnership uses undistributed cash flow from operations as its primary measure of liquidity. As of June 30, 2001, working capital reserves amounted to approximately $1,298,000 which does not include any amount which may be currently payable under the Partnership's mortgage loan (the "Mortgage Loan") payable to RAM 2 or deferred interest thereon. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended June 30, 2001 were funded from operations.

     At June 30, 2001, the total amount outstanding on the Mortgage Loan was $25,392,878, which included deferred interest of $18,892,878. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

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

     The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended June 30, 2001, the Partnership retained $25,000 of operating cash flow and applied $533,172 to current interest incurred under the Mortgage Loan.

     In addition, RAM 2 has agreed to release the Partnership and its affiliates from all claims for principal or interest due under the Mortgage Loan effective on the date that the Conveyance Documents are released to RAM 2 or such other party as agreed to by RAM 2. Such release will be effective provided that the Partnership (i) does not become the subject of any bankruptcy proceeding on or before one year from the date of release of the Conveyance Documents and (ii) has not perpetrated any fraud upon RAM 2. In addition, the Partnership will be entitled to a refund of expenses previously paid by it, to the extent that such expenses relate to any time period subsequent to February 28, 2001. Thereafter, the Partnership will use its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At June 30, 2001, the Partnership had cash and cash equivalents of $1,247,347.

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

     The vacancies at the Levitz and Good Guy spaces have resulted in a loss of income to the Partnership. These vacancies may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a long-term, creditworthy substitute tenant for the Levitz space. However, there can be no assurance the Partnership will succeed in finding a long-term, creditworthy substitute tenant promptly or on terms comparable to those under the Levitz lease.

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

     Results of Operations

     Three  Months  Ended June 30, 2001  Compared to Three Months Ended June 30,
     2000

     The Partnership realized a net loss of $341,904 ($3.51 per Unit) for the three months ended June 30, 2001 compared to a net loss of $315,455 ($3.23 per Unit) for the corresponding 2000 period, an increased loss of $26,449. The increased loss was primarily the result of an increase in mortgage loan interest expense, administrative expenses, and depreciation and amortization.

     Revenues increased from 2000 to 2001, principally due to increased base rental income.

     Costs and expenses increased from 2000 to 2001 primarily due to an increase
     in  mortgage   loan  interest   expense,   administrative   expenses,   and
     depreciation and amortization.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the Mortgage Loan.

     Administrative expenses increased principally due to increased legal fees.

     Depreciation and amortization increased due to the amortization of costs associated with the Mortgage Loan modification.

     Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000.

     The Partnership realized a net loss of $729,588 ($7.49 per Unit) for the six months ended June 30, 2001 compared to a net loss of $592,363 ($6.07 per Unit) for the corresponding 2000 period, an increased loss of $137,225. The increased loss was primarily the result of an increase in mortgage loan interest, partially offset by an increase in rental income.

     Rental income increased from 2000 to 2001, primarily due to the signing of new leases.

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

     Administrative expenses increased due to increased legal costs associated with activities of the Partnership.

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





                                      HIGH CASH PARTNERS, L.P.



                                      By:   Pembroke HCP, LLC
                                            Managing General Partner

                                      By:   Pembroke Comanies, Inc.
                                            Managing Member

Dated:  August 14, 2001               By:   /s/ Lawrence J. Cohen
                                            --------------------------------
                                            President and Principal
                                            Financial and Accounting Officer