Form 10-Q
period 2001-09-30
HIGH CASH PARTNERS L P
filed 2001-11-14
CIK 794984

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

                For the quarterly period ended September 30, 2001

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

-------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                         FORM 10-Q - SEPTEMBER 30, 2001

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - September 30, 2001 and December 31, 2000............1

          STATEMENTS OF OPERATIONS - For the three and nine months ended
            September 30, 2001 and 2000......................................2-3

          STATEMENT OF PARTNERS' DEFICIT - For the nine months ended September
            30, 2001...........................................................4

          STATEMENTS OF CASH FLOWS - For the nine months ended September 30,
            2001 and 2000......................................................5

          NOTES TO FINANCIAL STATEMENTS........................................6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS........................................9

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS



                                         September 30,  December 31,
                                             2001           2000
                                         (unaudited)
                                         ------------   ------------

ASSETS
      Real estate, net                   $ 14,512,404   $ 14,722,456
      Cash and cash equivalents             1,325,127      1,103,651
      Tenant receivables, net                  89,439         86,896
      Other assets                            195,957        173,206
      Prepaid expense                          61,855         33,363
                                         ------------   ------------
                                         $ 16,184,782   $ 16,119,572
                                         ============   ============

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
      Mortgage loan payable              $  6,500,000   $  6,500,000
      Deferred interest payable            19,312,326     18,026,844
      Accounts payable and
          accrued expenses                     42,471        154,300
      Tenants' security
          deposits payable                     66,180         68,129
                                         ------------   ------------
                                           25,920,977     24,749,273

Commitments and contingencies

PARTNERS' DEFICIT
      Limited partners' deficit
       (96,472 units issued and
        outstanding                        (9,638,831)    (8,543,402)
      General partners' deficit               (97,364)       (86,299)
                                         ------------   ------------
         Total partners' deficit           (9,736,195)    (8,629,701)
                                         ------------   ------------

                                         $ 16,184,782   $ 16,119,572
                                         =============  =============



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                         ----------------------------
                                         For the three months ended
                                                 September 30,
                                         -------------- -------------
                                              2001           2000
                                         -------------- -------------
REVENUES
      Rental income                      $    690,602   $    648,353
      Interest income                           3,836          7,652
                                         -------------- -------------
                                              694,438        656,005
                                         -------------- -------------
COSTS AND EXPENSES
      Mortgage loan interest                  714,222        656,516
      Operating                               125,742        121,285
      Depreciation and amortization           107,743         91,071
      Partnership management fees              75,369         75,369
      Property management fees                 20,702         18,179
      Administrative                           27,566         36,273
                                         -------------- -------------
                                            1,071,344        998,693
                                         -------------- -------------
NET LOSS                                 $   (376,906)  $   (342,688)
                                         ============== =============
NET LOSS ATTRIBUTABLE TO
      Limited partners                   $   (373,137)  $   (339,261)
      General partners                         (3,769)        (3,427)
                                         -------------- -------------
                                         $   (376,906)  $   (342,688)
                                         ============== =============
Net loss per unit of limited
partnership interest (96,472 units
outstanding)                             $      (3.87)  $      (3.52)
                                         -------------- -------------

                       See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                         ----------------------------
                                          For the nine months ended
                                                 September 30,
                                         -------------- -------------
                                              2001           2000
                                         -------------- -------------
REVENUES
      Rental income                      $  2,057,638  $   1,955,768
      Interest income                          33,781         22,802
                                         -------------- -------------
                                            2,091,419      1,978,570
                                         -------------- -------------
COSTS AND EXPENSES
      Mortgage loan interest                2,113,428      1,909,118
      Operating                               367,928        366,567
      Depreciation and amortization           324,782        269,965
      Partnership management fees             226,107        226,107
      Property management fees                 61,852         58,653
      Administrative                          103,816         83,211
                                         -------------- -------------
                                            3,197,913      2,913,621
                                         -------------- -------------
NET LOSS                                 $ (1,106,494) $    (935,051)
                                         ============== =============
NET LOSS ATTRIBUTABLE TO
      Limited partners                   $ (1,095,429) $    (925,700)
      General partners                        (11,065)        (9,351)
                                         -------------- -------------
                                         $ (1,106,494) $    (935,051)
                                         ============== =============
Net loss per unit of limited
partnership interest (96,472 units
outstanding)                             $     (11.36) $       (9.60)
                                         -------------- -------------




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                                   (UNAUDITED)



                                   General Partners'         Limited Partners'         Total Partners'
                                       Deficit                   Deficit                   Deficit
                                   -----------------        ------------------      ------------------
BALANCE, JANUARY 1, 2001           $      (86,299)        $      (8,543,402)        $     (8,629,701)

Net loss for the nine months
ended September 30, 2001                  (11,065)               (1,095,429)              (1,106,494)
                                   -----------------        ------------------      ------------------
BALANCE, SEPTEMBER 30, 2001        $      (97,364)        $      (9,638,831)        $     (9,736,195)
                                   =================        ==================      ==================




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                            For the nine months ended
                                                                                  September 30,
                                                                        -------------------------------
                                                                             2001              2000
                                                                        --------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $  (1,106,494)   $  (935,051)
    Adjustments to reconcile net loss to net cash provided by
      operating activities
           Deferred interest expense                                        1,285,482      1,909,118
           Depreciation and amortization                                      324,782        269,965
    Changes in operating assets and liabilities
           Tenant receivables                                                  (2,543)           274
           Other assets                                                      (111,812)       (16,846)
           Prepaid expense                                                    (28,492)       (17,060)
           Accounts payable and accrued expenses                             (111,829)       (28,329)
           Due to affiliates                                                       49         (1,542)
           Tenants' security deposits payable                                  (1,949)          (738)
                                                                         -------------    -----------
           Net cash provided by operating activities                          247,194      1,179,791
                                                                         -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Real estate additions                                                     (25,718)            --
                                                                         -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to partners                                                      --     (1,450,003)
                                                                         -------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          221,476       (270,212)

Cash and cash equivalents, beginning of period                              1,103,651        957,503
                                                                         -------------    -----------

Cash and cash equivalents, end of period                                 $  1,325,127     $  687,291
                                                                         =============    ===========



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

2.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.   MORTGAGE LOAN PAYABLE

     The mortgage loan payable (the "Mortgage Loan") represents a first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners of the Partnership. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly and did not require payment until its original maturity date of February 28, 2001. The principal balance, along with deferred interest thereon, was $25,812,326 at September 30, 2001, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001. As of September 30, 2001, the principal and deferred interest on the Mortgage Loan exceeded the estimated fair market value of the Partnership's sole real estate asset (the "Property").

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

     Effective January 31, 2001, the Partnership entered into the Mortgage Loan Modification Agreement with RAM 2. Pursuant to the terms of the Mortgage Loan Modification Agreement, RAM 2 agreed to forbear, for not less than one year and up to two years, the exercise of its rights and remedies under the Mortgage Loan for the Partnership's failure to repay all amounts due and payable thereunder at its original maturity date of February 28, 2001. Under the Mortgage Loan Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") were placed in escrow with counsel to RAM 2. The Conveyance Documents will not be released to RAM 2 until the earliest to occur of the following dates (the "Extended Maturity Date"):


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

     The Mortgage Loan Modification Agreement further provides that, from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow generated by the Property permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the seven months ended September 30, 2001, the Partnership retained $58,334 of operating cash flow and applied $827,946 to current interest incurred under the Mortgage Loan.

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

     Prior to the sale of the general partnership interests in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for AGP, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During each of the quarters ended September 30, 2001 and 2000, $12,000 in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to unaffiliated local management companies that had been engaged for the purpose of performing the local property management functions. For the quarter ended September 30, 2000, Pembroke Realty was entitled to receive $18,179, of which $13,634 was payable to unaffiliated management companies. No property management fees were payable to Pembroke Realty for the quarter ended September 30, 2001. No leasing activity compensation was paid to Pembroke Realty for the quarters ended September 30, 2001 or 2000.

     In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel has assumed all management services previously performed by Pembroke Realty and the unaffiliated management companies, pursuant to the terms of a management agreement. For the quarter ended September 30, 2001, Kestrel was entitled to receive
     $20,702 in respect of property management services rendered to the Partnership.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to an annual partnership management fee equal to $301,475. For each of the quarters ended September 30, 2001 and 2000, the Managing General Partner was entitled to a partnership management fee of $75,369.

     The General Partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $3,769 and $3,427 in the quarters ended September 30, 2001 and 2000, respectively. They also are entitled to receive 1% of the distributions of the Partnership.

5.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:

                                       September 30, 2001      December 31, 2000
                                          (unaudited)
                                      --------------------   -------------------
     Land                              $      6,667,189       $     6,667,189
     Building and improvements               12,965,944            12,940,226
                                      --------------------   -------------------
                                             19,633,133            19,607,415
     Accumulated depreciation                (5,120,729)           (4,884,959)
                                      --------------------   -------------------
                                         $   14,512,404       $    14,722,456
                                      ====================   ===================

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

     The Partnership uses undistributed cash flow from operations as its primary measure of liquidity. As of September 30, 2001, working capital reserves amounted to approximately $1,434,000 which does not include any amount which may be currently payable under the Partnership's mortgage loan (the "Mortgage Loan") payable to RAM 2 or deferred interest thereon. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended September 30, 2001 were funded from operations.

     At September 30, 2001, the total amount outstanding on the Mortgage Loan was $25,812,326, which included deferred interest of $19,312,326. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

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

     The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the seven months ended September 30, 2001, the Partnership retained $58,334 of operating cash flow and applied $827,946 to current interest incurred under the Mortgage Loan.

     In addition, RAM 2 has agreed to release the Partnership and its affiliates from all claims for principal or interest due under the Mortgage Loan effective on the date that the Conveyance Documents are released to RAM 2 or such other party as agreed to by RAM 2. Such release will be effective provided that the Partnership (i) does not become the subject of any bankruptcy proceeding on or before one year from the date of release of the Conveyance Documents and (ii) has not perpetrated any fraud upon RAM 2. In addition, the Partnership will be entitled to a refund of expenses previously paid by it, to the extent that such expenses relate to any time period subsequent to February 28, 2001. Thereafter, the Partnership will use its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At September 30, 2001, the Partnership had cash and cash equivalents of $1,325,127.

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

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Partnership realized a net loss of $376,906 ($3.87 per Unit) for the three months ended September 30, 2001 compared to a net loss of $342,688 ($3.52 per Unit) for the corresponding 2000 period, an increased loss of $34,218. The increased loss was primarily the result of an increase in mortgage loan interest expense and depreciation and amortization.


     Revenues increased from 2000 to 2001, principally due to increased tenant reimbursements.

     Costs and expenses increased from 2000 to 2001 primarily due to an increase in mortgage loan interest expense and depreciation and amortization offset by a decrease in administrative expenses.

     Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the Mortgage Loan.

     Administrative expenses decreased principally due to decreased legal fees.

     Depreciation and amortization increased due to the amortization of costs associated with the Mortgage Loan modification.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

     The Partnership realized a net loss of $1,106,494 ($11.36 per Unit) for the nine months ended September 30, 2001 compared to a net loss of $935,051 ($9.60 per Unit) for the corresponding 2000 period, an increased loss of $171,443. The increased loss was primarily the result of an increase in mortgage loan interest, partially offset by an increase in revenues.

     Revenues increased from 2000 to 2001, primarily due to increased base rental income and tenant reimbursements.

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

     Administrative   expenses  increased  due  to  increased  legal  costs  and professional fees associated with activities of the Partnership.

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


                                           HIGH CASH PARTNERS, L.P.

                                           By:  Pembroke HCP, LLC
                                                Managing General Partner

                                           By:  Pembroke Companies, Inc.
                                                Managing Member

Dated:  November 14, 2001                  By:  /s/ Lawrence J. Cohen
                                                --------------------------
                                                President and Principal
                                                Financial and Accounting Officer