Form 10-K
period 2001-12-31
HIGH CASH PARTNERS L P
filed 2002-03-29
CIK 794984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17651


                            HIGH CASH PARTNERS, L.P.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         13-3347257
--------------------------------                  --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

   c/o Pembroke Companies Inc.
   70 East 55th Street 7th Floor
   New York, New York                                      10022
-----------------------------------------             ----------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  212-350-9900
Securities registered pursuant to Section 12(b) of the Act:


                                               Name of each exchange on which
     Title of each class                                registered
--------------------------------             ----------------------------------
            None                                           None

Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
                     ---------------------------------------
                                (Title of class)

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

In 1989, the Partnership used all the net proceeds from its public offering of units of limited partnership interest ("Units") to acquire Sierra Marketplace, a community retail shopping center completed in October 1988 and situated on 18.67 acres in the southern portion of Reno, Nevada ("Sierra Marketplace" or the "Property.") Sierra Marketplace consists of two main buildings and three "out parcel" structures containing approximately 233,000 square feet of net leasable area. Sierra Marketplace has 34 tenants. Three tenants, Smith's Management
Corp., a grocery and drug store, Good Guys, Inc. ("Good Guys"), a consumer electronics store, and Bell Furniture, Inc., a furniture store, accounted for approximately 18%, 19% and 10%, respectively, of the Partnership's total rental income revenues in 2001.

The Property is subject to a mortgage which matured on February 28, 2001, the terms of which have been modified, pursuant to a mortgage loan modification agreement (the "Mortgage Loan Modification Agreement") between the Partnership and the mortgagee, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"). The Mortgage Loan Modification Agreement became effective on January 31, 2001. The mortgage and the Mortgage Loan Modification Agreement are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

PROPERTY LOCATION AND COMPETITION

The Partnership believes there are approximately 9.3 million square feet of retail space in the Reno area, in a total of 78 regional malls and community, neighborhood and strip centers. Sierra Marketplace is located in the southern section of Reno, which is well developed commercially along major thoroughfares with substantial residential development along secondary streets. The primary trade area is considered affluent to middle class. The competition for tenants (including existing tenants whose leases expire) is strong among existing centers in the vicinity of the Property. In addition, a portion of the land available for development in the immediate geographic vicinity of the Property recently has been developed by centers predominantly occupied by large anchor tenants, which has created additional competition for the Property. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Real Estate Market."

EMPLOYEES

The Partnership does not have any employees. Through December 31, 2001, services were performed for the Partnership by Pembroke HCP, LLC, the Partnership's Managing General Partner (the "Managing General Partner"), Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of the Managing General Partner, and certain other parties that may be deemed to be affiliated with the Managing General Partner. Through December 31, 2000, certain services were performed for Pembroke Realty by Colliers Nevada Management, LLC, an unaffiliated management company ("Colliers"). In connection with its entering into the Mortgage Loan Modification Agreement, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to manage the Property commencing on January 2, 2001. Kestrel has assumed the property management services previously performed by Pembroke Realty and Colliers, pursuant to the terms of a management agreement. In January 2002, responsibility for the management of the Property was assigned by Kestrel to Pelican, LLC, an affiliate of the general partner of RAM 2. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," Item 10, "Directors and Executive Officers of Registrant,"
Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

See Item 1, "Business" above.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

As of March 15, 2002 there were 1,346 holders of Units, owning an aggregate of 96,472 Units.

In May 1999, October 1999, January 2000 and May 2000, the Partnership paid cash distributions of approximately $4,100,000, $700,000, $700,000 and $750,000, respectively, or $42.07, $7.18 $7.18, and $7.70 per Unit, respectively, to Unitholders of record on May 11, 1999, October 20, 1999, January 1, 2000 and May 30, 2000, respectively. There were no distributions made to Unitholders during 2001.

There are no material legal restrictions on distributions in the Partnership's Partnership Agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for a discussion of financial conditions and the terms of the Mortgage Loan Modification Agreement restricting the Partnership's ability to make distributions.

ITEM 6.  SELECTED FINANCIAL DATA

                                                               Year ended December 31,
                                ------------------------------------------------------------------------------------
                                     2001             2000             1999             1998             1997
------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Revenues                        $     2,746,571  $     2,639,242  $     2,521,650  $    2,479,904   $    2,686,095
Net Loss (1)                    $   (1,537,134)  $   (1,297,109)  $   (1,147,548)  $    (925,947)   $  (7,238,860)
Net (Loss) Per Unit (1)(2)      $       (15.77)  $       (13.31)  $       (11.78)  $      ( 9.50)   $      (74.29)
Distributions Per Unit (2)      $       -        $         14.88  $         49.25  $       -        $       -
Long-term Obligations (3)       $    26,191,497  $    24,526,844  $    21,935,131  $   19,617,279   $   17,540,481
Total Assets                    $    16,146,414  $    16,119,572  $    16,191,090  $   19,834,203   $   18,716,205

-----------------
(1) Net loss for 1997 includes a write-down for impairment of $(6,475,500), or $(66.45) per Unit.

(2)  Based upon the weighted average number of Units outstanding.

(3) Consists of the principal amount of the RAM 2 loan plus deferred interest on that loan, which are due on or before March 1, 2003, and are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership uses undistributed cash flow from operations, which excludes cash held by the Property Manager, as its primary measure of liquidity. At December 31, 2001, working capital reserves amounted to approximately $1,214,000, which does not include any amount which may be currently payable under the Partnership's mortgage loan (the "Mortgage Loan") payable to RAM 2 or deferred interest thereon, which are due on or before March 1, 2003. Such reserves may be used to fund operating expenses of the Partnership, capital expenditures, insurance, real estate taxes and loan payments. All expenditures during 2001 were funded from cash flow from operations.

At December 31, 2001, the total amount outstanding on the Mortgage Loan was $26,191,497, which included deferred interest of $19,691,497. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

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

Unless the Partnership is able to arrange alternate financing, of which there is no guarantee, the Conveyance Documents will be released to RAM 2 on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property, but there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Conveyance Documents, as set forth above.

The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. During 2001, the Partnership retained $451,000 of net income allocable to the period ended February 28, 2001. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the ten months ended December 31, 2001, the Partnership received approximately $83,000, and RAM 2 received approximately $1,182,000, of net operating income generated by the Property, which was utilized to pay interest on the Mortgage Loan.

Under the terms of the Mortgage Loan Modification Agreement, RAM 2 has agreed to release the Partnership and its affiliates from all claims for principal or interest due under the Mortgage Loan effective on the date that the Conveyance Documents are released to RAM 2 or such other party as agreed to by RAM 2. Such release will be effective provided that the Partnership (i) does not become the subject of any bankruptcy proceeding on or before one year from the date of release of the Conveyance Documents and (ii) has not perpetrated any fraud upon RAM 2. In addition, the Partnership became entitled to a refund of expenses previously paid by it, to the extent that such expenses related to any time period subsequent to February 28, 2001. During 2001, the Partnership received a refund of approximately $25,000 for expenses previously paid by it. From and after February 28, 2001, the Partnership has used its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At December 31, 2001, the Partnership had cash and cash equivalents of $1,100,234.

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

Under the Mortgage Loan Modification Agreement, the Partnership will retain its interest in the Property until and unless the Conveyance Documents are released to RAM 2 in accordance with the terms thereof. In addition, prior to March 1, 2003, until RAM 2 notifies the Partnership that it has entered into a contract to sell or convey the Property, the Partnership has the right to satisfy the Mortgage Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and other charges due thereunder and (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan. If the Mortgage Loan is satisfied, the Conveyance Documents will be returned to the Partnership.

The accompanying financial statements have been prepared on the assumption that the Partnership will continue as a going concern. However, if the Partnership is unable to refinance or otherwise restructure this outstanding indebtedness prior to the Extended Maturity Date of March 1, 2003, the Partnership will lose its entire interest in its property. These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Until November 1997, Levitz had occupied approximately 23% of the Property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998. The Partnership pursued a claim in the Levitz bankruptcy proceedings and was awarded a general unsecured claim and an administrative expense claim in 2001. The Company is currently attempting to collect such claims, though there can be no assurance that it will be able to do so.

In 1999, Good Guys vacated its premises and ceased paying rent under the lease as of December 1, 2000. In April 2001, the Partnership agreed to consent to Good Guys' sublet of its premises; in connection with this agreement Good Guys paid all of its past due rent.

The vacancy at the Levitz space has resulted in a loss of income to the Partnership. This vacancy may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a long-term, creditworthy substitute tenant for the Levitz space. However, there can be no assurance the Partnership will succeed in finding a long-term, creditworthy substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is obtained, the Partnership expects to have to make capital expenditures to secure such tenant.

During 1999, the Partnership entered into a short-term lease for the Levitz space with a then existing tenant at an annual rent substantially less than under the Levitz lease. The Partnership has the right to terminate this lease upon written notice in the event that the Partnership secures a long-term, creditworthy tenant for the space.

The level of leasing activity cannot be predicted, particularly in light of the Levitz situation, and, therefore, the amount of further capital expenditures arising from leasing activity is uncertain. There can be no assurance that the Partnership will have sufficient liquidity to make such capital expenditures.

REAL ESTATE MARKET

The market value of the Property reflects real estate market conditions in the vicinity of Sierra Marketplace. Recently built shopping centers in the vicinity have increased competition for tenants. This competitive factor, together with the fact that much of the unleased space in the Property (including the Levitz space) has only limited visibility to the main thoroughfare, has hindered the leasing of new space.

RESULTS OF OPERATIONS

2001 vs. 2000

The Partnership realized a net loss of $1,537,134 ($15.77 per Unit) for 2001 compared to a net loss of $1,297,109 ($13.31 per Unit) for 2000, an increased loss of $240,025. The increased loss was primarily a result of an increase in mortgage loan interest expense coupled with an increase in depreciation and amortization, partially offset by an increase in rental income.

Revenues increased from 2000 to 2001 due to increases in base rentals. Base rentals increased as a result of scheduled increases in existing leases.

Costs and expenses increased from 2000 to 2001 primarily due to an increase in mortgage loan interest expense coupled with an increase in the amortization portion of depreciation and amortization.

Mortgage loan interest expense increased due to the compounding effect from the deferral of the interest expense on the Mortgage Loan. Depreciation and amortization increased due to the amortization of costs associated with the Mortgage Loan Modification Agreement, and tenant leasing commissions incurred during 2001.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our financial instruments consist solely of money market accounts maintained with international financial institutions. All of our accounts pay market rates of interest and are insured by federal deposit insurance which eliminates certain of the risks associated with these investments, except to the extent that the amounts contained in any accounts exceed dollar limits imposed by federal deposit insurance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

To the Partners of
High Cash Partners, L.P.



                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of High Cash Partners, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Cash Partners, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's mortgage loan, which had an outstanding balance of $26,191,497 at December 31, 2001, was scheduled to mature on February 28, 2001. The Partnership entered into an agreement with the holder of the mortgage loan which extended the maturity date to a date not later than March 1, 2003 assuming the Partnership complies with all of the provisions of the agreement. The agreement also requires that substantially all of the cash flow generated from the Partnership's property be remitted to the mortgage holder to be applied against outstanding principal and deferred interest. If the Partnership is unable to refinance or otherwise restructure this outstanding indebtedness prior to the extended maturity date of March 1, 2003, the Partnership will lose its entire interest in its property. These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Hays & Company LLP



March 18, 2002
New York, New York

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                                                     December 31,
                                                                    -------------------------------------------
                                                                             2001                   2000
                                                                    ---------------------   -------------------
ASSETS
            Real estate, net                                        $          14,433,815   $        14,722,456
            Cash and cash equivalents                                           1,100,234             1,103,651
            Other assets                                                          441,920               173,206
            Tenant receivables, net                                               112,339                86,896
            Prepaid expenses                                                       58,106                33,363
                                                                    ---------------------   -------------------
                    Total assets                                    $          16,146,414   $        16,119,572
                                                                    =====================   ===================

LIABILITIES AND PARTNERS' DEFICIT


LIABILITIES
            Mortgage loan payable                                   $           6,500,000   $         6,500,000
            Deferred interest payable                                          19,691,497            18,026,844
            Accounts payable and accrued expenses                                  57,134               154,300
            Tenants' security deposits payable                                     64,618                68,129
                                                                    ---------------------   -------------------

                    Total liabilities                                          26,313,249            24,749,273
                                                                    ---------------------   -------------------
Commitments and contingencies (Notes 3, 4, 5 and 8)

PARTNERS' DEFICIT
            Limited partners' deficit
            (96,472 units issued and outstanding)                            (10,065,165)           (8,543,402)

            General partners' deficit                                           (101,670)              (86,299)
                                                                    ---------------------   -------------------

                                                                             (10,166,835)           (8,629,701)
                                                                    ---------------------   -------------------

                                                                    $          16,146,414   $        15,119,572
                                                                    =====================   ===================




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS


                                                                        Year ended December 31,
                                                   -------------------------------------------------------------------
                                                            2001                 2000                    1999
                                                   ---------------------- --------------------- ----------------------
REVENUES
      Rental income                                $       2,711,685      $       2,604,141     $       2,420,332
      Other Income                                                --                     --                12,526
      Interest Income                                         34,886                 35,101                88,792
                                                   ---------------------- --------------------- ----------------------
                                                           2,746,571              2,639,242             2,521,650
                                                   ---------------------- --------------------- ----------------------
COST AND EXPENSES
      Mortgage loan interest                               2,846,172              2,591,713             2,317,852
      Operating                                              503,992                488,600               510,366
      Depreciation and amortization                          430,124                366,176               365,510
      Partnership management fees                            301,475                301,475               301,475
      General and Administrative                             121,186                111,106               101,839
      Property management fees                                80,756                 77,281                72,156
                                                   ---------------------- --------------------- ----------------------
                                                           4,283,705              3,936,351             3,669,198
                                                   ---------------------- --------------------- ----------------------
NET LOSS                                           $     (1,537,134)      $     (1,297,109)     $     (1,147,548)
                                                   ====================== ===================== ======================

NET LOSS ATTRIBUTABLE TO
      Limited partners                             $     (1,521,763)      $     (1,284,138)     $     (1,136,073)
      General partners                                      (15,371)               (12,971)              (11,475)
                                                   ---------------------- --------------------- ----------------------
                                                   $     (1,537,134)      $     (1,297,109)     $     (1,147,548)
                                                   ====================== ===================== ======================


     Net loss per unit of limited partnership
     interest (96,472 units outstanding)           $        (15.77)       $         (13.31)     $         (11.78)
                                                   ====================== ===================== ======================




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.


                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

              PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2001


                                                              General              Limited                Total
                                                             Partners'            Partners'              Partners'
                                                          Equity (Deficit)      Equity (Deficit)      Equity (Deficit)
                                                       --------------------- --------------------- ---------------------
Balance, January 1, 1999                               $           647     $          63,981      $         64,628

Net loss - 1999                                                (11,475)          (1,136,073)            (1,147,548)

Distributions                                                  (48,000)          (4,751,669)            (4,799,669)
                                                       --------------------- --------------------- ---------------------

Balance, December 31, 1999                                     (58,828)          (5,823,761)            (5,882,589)

Net loss - 2000                                                (12,971)          (1,284,138)            (1,297,109)

Distributions                                                  (14,500)          (1,435,503)            (1,450,003)
                                                       --------------------- --------------------- ---------------------
Balance, December 31, 2000                                     (86,299)          (8,543,402)            (8,629,701)

Net loss - 2001                                                (15,371)          (1,521,763)            (1,537,134)
                                                       --------------------- --------------------- ---------------------
Balance, December 31, 2001                             $      (101,670)      $  (10,065,165)       $   (10,166,835)
                                                       ===================== ===================== =====================







See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
                                                              -----------------------------------------------------------------
                                                                      2001                  2000                  1999
                                                              --------------------- --------------------- ---------------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                               $      (1,537,134)    $      (1,297,109)    $      (1,147,548)
       Adjustments to reconcile net loss to net cash
          provided by operating activities
             Deferred interest expense                                 1,664,653             2,591,713             2,317,852
             Depreciation and amortization                               430,124               366,176               365,510
       Changes in operating assets and liabilities
             Leasing commissions paid                                   (51,294)               (1,969)              (27,504)
             Other assets                                              (269,171)              (21,050)                 2,864
             Tenant receivables, net                                    (25,443)              (20,264)               (2,979)
             Prepaid expenses                                           (24,743)               (5,227)                 (613)
             Accounts payable and accrued expenses                        14,604              (15,381)              (23,748)
             Tenants' security deposits payable                          (3,511)                 (738)                10,000
                                                              --------------------- --------------------- ---------------------

                 Net cash provided by operating
                    activities                                           198,085             1,596,151             1,493,834
                                                              --------------------- --------------------- ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Additions to real estate                                         (25,719)                    --               (7,350)
                                                              --------------------- --------------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Deferred financing costs paid                                    (175,783)                    --                    --
     Distributions to partners                                                --           (1,450,003)           (4,799,669)
                                                              --------------------- --------------------- ---------------------
       Net cash used in financing activities                           (175,783)           (1,450,003)           (4,799,669)
                                                              --------------------- --------------------- ---------------------

NET (DECREASE) INCREASE IN CASH AND CASH                                 (3,417)               146,148           (3,313,185)

Cash and cash equivalents, beginning of year                           1,103,651               957,503             4,270,688
                                                              --------------------- --------------------- ---------------------
Cash and cash equivalents, end of year                        $        1,100,234    $        1,103,651    $          957,503
                                                              ===================== ===================== =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest Paid                                          $        1,181,519    $              ---    $               --
                                                              ===================== ===================== =====================

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

         CASH AND CASH EQUIVALENTS

         The Partnership considers all short-term investments that have original maturities of three months or less to be cash equivalents. The Partnership's cash balances are held at various financial institutions, however, at times, cash balances may exceed insured limits.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

         NET LOSS AND DISTRIBUTIONS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Net loss and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (96,472) during the years ended December 31, 2001, 2000 and 1999.

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

         ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3        CHANGE  IN  GENERAL  PARTNER  OWNERSHIP,   CONFLICTS  OF  INTEREST  AND
         TRANSACTIONS WITH RELATED PARTIES

         Until June 13, 1997, the Managing General Partner of the Partnership was Resources High Cash, Inc. ("RHC"). RHC was, until November 3, 1994, a wholly-owned subsidiary of Integrated, at which time, pursuant to the consummation of Integrated's Plan of Reorganization, substantially all the assets of Integrated, but not the stock of RHC, were sold to Presidio Capital Corp. ("Presidio"). RHC became a wholly-owned subsidiary of XRC Corp. ("XRC"), which is a subsidiary of Presidio. The other general partner of the Partnership was, until June 13, 1997, Presidio AGP Corp. ("AGP"), a Delaware Corporation that is a wholly-owned subsidiary of Presidio. Presidio also is the parent of other entities that were, or may have been, engaged in

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         businesses  that may have  been in  competition  with the  Partnership.
         Accordingly,   conflicts  of  interest  may  have  arisen  between  the
         Partnership and such other businesses.

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

         On June 13, 1997, RHC and AGP sold their general partnership interests in the Partnership to Pembroke HCP LLC ("Pembroke HCP") and Pembroke AGP Corp. ("Pembroke AGP") (collectively, the "General Partners"), respectively. In the same transaction, XRC sold its 8,361 Units to Pembroke Capital II, LLC, an affiliate of Pembroke HCP and Pembroke AGP. Subsequently, Pembroke Capital II LLC acquired beneficial ownership of an aggregate of an additional 6,277 Units in the secondary market.

         Following the sale on June 13, 1997, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During the years ended December 31, 2001, 2000 and 1999 reimbursable expenses paid to the affiliate by the Partnership amounted to $48,000, $48,000 and $42,000 respectively.

         The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to unaffiliated local management companies that had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. For the years ended December 31, 2001, 2000, and 1999, Pembroke Realty was entitled to receive $13,002, $77,281 and $72,156, respectively, of which $10,033, $51,961 and $58,513, respectively, was paid to the unaffiliated management companies. No leasing activity compensation was paid to Pembroke Realty for the years ended December 31, 2001, 2000, and 1999.

         In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel assumed all management services previously performed by Pembroke Realty and the unaffiliated management company, pursuant to the terms of a management agreement. As compensation for its management services, Kestrel is entitled to receive a management fee equal to 3% of the cash collected in respect of revenues generated by the Property. For the year ended December 31, 2001, Kestrel earned a management fee of $67,754.

         For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to $301,475.

         The General Partners are allocated 1% of the net income or losses of the Partnership and are also entitled to receive 1% of distributions.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

4        REAL ESTATE, NET

         Real estate assets represent the Partnership's principal asset, Sierra Marketplace, a community marketplace located in Reno, Nevada (the "Property"). The Property was purchased by the Partnership on February 10, 1989, and is summarized as follows:

                                                                               December 31,
                                                            ----------------------------------------------------
                                                                      2001                       2000
                                                            -------------------------- -------------------------
          Land                                              $         6,667,189        $         6,667,189
          Building and improvements                                  12,965,945                 12,940,226
                                                            -------------------------- -------------------------
                                                                     19,633,134                 19,607,415
          Less accumulated depreciation                              (5,199,319)                (4,884,959)
                                                            -------------------------- -------------------------

                                                            $        14,433,815        $        14,722,456
                                                            ========================== =========================

         Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $314,360, $317,938 and $325,121, respectively.

         During 2001 each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 18%, 19% and 10% of rental revenue, with leases expiring in years 2008, 2003 and 2002, respectively.

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Minimum future rental payments receivable, excluding operating escalations and other charges, due from tenants pursuant to the terms of existing noncancellable leases as of December 31, 2001 are as follows:


                       Year ending December 31,
                                 2002                           $          2,049,988
                                 2003                                      1,516,166
                                 2004                                        930,066
                                 2005                                        804,019
                                 2006                                        701,125
                              Thereafter                                     924,399
                                                            --------------------------------
                                                                $          6,925,763
                                                            ================================


5        MORTGAGE LOAN PAYABLE

         The mortgage loan payable (the "Mortgage Loan") represents a zero coupon first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly. The principal balance, along with deferred interest thereon, is $26,191,497 at December 31, 2001, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001. As of December 31, 2001, the principal and deferred interest on the Mortgage Loan exceeded the estimated fair market value of the Property.

         Effective January 31, 2001, the Partnership entered into a mortgage loan modification agreement (referred to in this Note 5 as the "Modification Agreement") with RAM 2. Pursuant to the terms of the Modification Agreement, RAM 2 has agreed to forbear for not less than one year and up to two years, in the exercise of its rights and remedies under the Mortgage Loan triggered by the Partnership's failure to repay fully all amounts due and payable thereunder at maturity. Under the Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") have been placed in escrow with counsel to RAM 2. The Conveyance Documents will not be released to RAM 2 until the earliest to occur of (the "Extended Maturity Date"):

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

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


         Unless the Partnership is able to arrange alternate financing, of which there is no guarantee, the Conveyance Documents will be released to RAM 2 on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property, but there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Conveyance Documents, as set forth above.

         The Modification Agreement further provides that from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to retain $100,000 per annum pro-rated monthly and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against the outstanding principal and deferred interest on the Mortgage Loan. For the period after March 1, 2001, the Partnership retained approximately $83,000, and RAM 2 received approximately $1,182,000, of net operating income generated by the Property, which was applied to interest on the Mortgage Loan.

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

         Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal, exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. In accordance with the terms of the Modification Agreement, RAM 2 was entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. RAM 2 requested that the Property be appraised by Greenwich Realty Advisors, a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed on March 1, 2001, indicated that an Excess Payment was not due or payable to RAM 2 at that date. Consequently, under the terms of the Modification Agreement, RAM 2 has no further appraisal right pursuant to the terms of the Mortgage Loan.

6        DISTRIBUTIONS

         In May 1999, October 1999, January 2000 and May 2000, the Partnership paid cash distributions of approximately $4,100,000, $700,000, $700,000 and $750,000, respectively, or $42.07, $7.18, $7.18, and
         $7.70 per Unit, respectively, to Unitholders of record on May 11, 1999, October 20, 1999, January 1, 2000 and May 30, 2000,
         respectively. There were no distributions made to Unitholders during 2001.

7        RECONCILIATION  OF NET LOSS AND NET ASSETS PER FINANCIAL  STATEMENTS TO
         TAX BASIS

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The  Partnership  files  its  tax  return  on  an  accrual  basis.  The
         Partnership has computed depreciation for tax purposes using the Modified Accelerated Cost Recovery System, which is not in accordance with accounting principles generally accepted in the United States of America. A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                         Year ended December 31,
                                                      ---------------------------------------------------------------
                                                             2001                2000                  1999
                                                      ------------------- -------------------- ----------------------
        Net loss per financial statements             $    (1,537,134)    $    (1,297,109)     $    (1,147,548)

        Tax depreciation and amortization
        in excess of financial statement
        depreciation and amortization                        (145,007)           (207,849)            (221,800)
                                                      ------------------- -------------------- ----------------------
        Net loss per tax basis                        $    (1,682,141)    $    (1,504,958)     $    (1,369,348)
                                                      =================== ==================== ======================


         The differences between the Partnership's net assets per financial statements and the tax basis of accounting are as follows:

                                                                                         December 31,
                                                                    -------------------------------------------------
                                                                              2001                     2000
                                                                    ------------------------- -----------------------
                  Net assets per financial statements                   $   (10,166,835)          $  (8,629,701)

                  Cumulative tax depreciation and
                  amortization in excess of financial
                  statement depreciation                                     (1,558,953)             (1,413,946)

                  Write-down for impairment                                   6,475,500               6,475,500

                  Syndication costs                                           2,712,993               2,712,993
                                                                    ------------------------- -----------------------
                  Net assets per tax basis                                $  (2,537,295)           $   (855,154)
                                                                    ========================= =======================

8        TENANT DEFAULTS

         Until November 1997, Levitz Department Store ("Levitz") had occupied approximately 23% of the space at the Property. Rent under the lease for each of 1997 and 1996 was approximately $412,000, which was approximately 16% of the Partnership's total rental income revenues in each such period. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent as of April 2, 1998. The Partnership pursued a claim in the Levitz bankruptcy proceedings and was awarded a general unsecured claim and an administrative expense claim in 2001. The Company is currently attempting to collect such claims, though there can be no assurance that it will be able to do so.

         During 1999, the Partnership entered into a short-term lease for the space formerly occupied by Levitz with an existing tenant at an annual rent substantially less than under the Levitz lease; this lease is terminable by the Partnership upon written notice to the tenant, in the event the Partnership secures a long-term, creditworthy tenant for the space.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         In 1999, Good Guys vacated its premises and ceased paying rent under the lease as of December 1, 2000. In April 2001, the Partnership agreed to consent to Good Guys' sublet of its premises; in connection with this agreement Good Guys paid all of its past due rent.

         The vacancy at the Levitz space has resulted in a loss of income to the Partnership. This vacancy also may have adversely affected the surrounding tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. The Partnership is actively seeking a long-term, creditworthy substitute tenant for the Levitz space. However, there can be no assurance that the Partnership will succeed in finding a long-term, creditworthy substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if such a tenant is obtained, the Partnership may be required to make substantial expenditures in order to secure such substitute tenant and in connection with the new lease.

                            HIGH CASH PARTNERS, L.P.

                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                         ----------------------------------
                                         BALANCE AT        CHARGED TO          CHARGED TO                             BALANCE AT
                                         BEGINNING          COSTS AND            OTHER                                  END OF
               DESCRIPTION             OF PERIOD (A)        EXPENSES            ACCOUNTS          DEDUCTIONS            PERIOD
                                      --------------     ----------------    --------------     --------------      --------------
Year ended December 31, 2001
     Reno, Nevada
   Sierra Marketplace                 $  6,475,500       $            -      $           -      $          -        $    6,475,500
                                      ==============     ================    ==============     ==============      ==============

Year ended December 31, 2000
     Reno, Nevada
   Sierra Marketplace                 $  6,475,500       $            -      $           -      $          -        $    6,475,500
                                      ==============     ================    ==============     ==============      ==============

Year ended December 31, 1999
     Reno, Nevada
   Sierra Marketplace                 $  6,475,500       $            -      $           -      $          -        $    6,475,500
                                      ==============     ================    ==============     ==============      ==============


(A) Represents an allowance for impairment provided on the Sierra Marketplace property during 1997.



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

            Schedule III - REAL ESTATE AND ACCUMMULATED DEPRECIATION

                                       INITIAL COST (1)         COSTS CAPITALIZED        GROSS AMOUNT AT WHICH CARRIED AT
                                       ----------------         -----------------        --------------------------------

                                                 Building                                            Building
                                                   and                                                 and
                       Encum-                    Improve-      Improve-    Carrying                  Improve-
   Description         brances       Land          ments         ments       Costs       Land          ments         Total
------------------- ------------- ------------ ------------- ----------- ---------- ------------- ------------- -------------
Sierra
Marketplace
Retail
Shopping
Center

Reno, Nevada        $26,191,497   $6,868,859   $16,494,467   $ 719,589   $    -     $6,667,189    $12,965,945   $19,633,134
                    ------------- ------------ ------------- ----------- ---------- ------------- ------------- -------------


                                                              Life on which
                      Accumu-                                Depreciation in
                      lated         Date of                   Latest Income
                     Deprecia-     Construc-       Date       Statement is
                       tion           tion       Acquired       Computed
                    ------------- ------------ ------------- --------------
Sierra
Marketplace
Retail
Shopping
Center
                                                              Straight-line
Reno, Nevada        $ 5,199,319      10/88          2/89     method 40 years
                    ------------- ------------ ------------- ---------------

                                                             Year ended December 31,
                                           ------------------------------------------------------------
                                                  1999                2000                2001
                                           ------------------- ------------------- --------------------
(A) RECONCILATION OF
REAL ESTATE OWNED

Balance at beginning of year               $    19,600,065     $    19,607,415     $    19,607,415

Subtractions during year
 Write-down for impairment                               -                   -                   -
                                           ------------------- ------------------- --------------------
                                                19,600,065          19,607,415          19,607,415
Additions during
 year improvements                                   7,350                   -              25,719
                                           ------------------- ------------------- --------------------

Balance at end of year                     $    19,607,415     $    19,607,415     $    19,633,134
                                           =================== =================== ====================


(B) RECONCILIATION OF                                           Year ended December 31,
ACCUMULATED                                ------------------------------------------------------------
DEPRECIATION
                                                  1999                2000                2001
                                           ------------------- ------------------- --------------------

Balance at beginning of year               $     4,241,900     $     4,567,021     $     4,884,959

Additions during the year
 Depreciation                                      325,121             317,938             314,360
                                           ------------------- ------------------- --------------------
Balance at end of year                     $     4,567,021        $  4,884,959        $  5,199,319
                                           =================== =================== ====================




(1) The aggregate cost for income tax purposes is $26,108,634 at December 31, 2001.


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

Based on a review of the filings under Section 16(a) of the Exchange Act, none of the Managing General Partner, the sole member or the officers of the Managing General Partner or the beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2001 or prior years, except for the failure by Pembroke Capital II, LLC ("PC") to file reports on Forms 4 and 5 in respect of approximately 12 transactions in 1997, 1998, 1999, 2000 and 2001 resulting in PC's acquisition of an aggregate of 6,277 Units.

Lawrence J. Cohen, age 46, is, and for more than seven years has been, the sole shareholder and director of Pembroke Companies, Inc., which is the sole member and the manager of each of the Managing General Partner and the Associate General Partner. Pembroke Companies, Inc. is a privately-held investment management company, which makes investments in, and provides management services to, a variety of real estate-related businesses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PC and Equity Resources Fund XIV Limited Partnership ("ERF") are the only persons known by the Partnership to be the beneficial owners of more than 5% of the Units. The Partnership believes PC and ERF beneficially own 14,638 Units and 8,998 Units, respectively, which are 15.2% and 9.3%, respectively, of the outstanding Units. Mr. Cohen is the sole member of PC, and, therefore, he may be deemed to be the beneficial owner of PC's 14,638 Units. See Item 10, "Directors and Executive Officers of Registrant" above. The address of each of PC and Mr. Cohen is Pembroke Companies, Inc., 70 East 55th Street, New York, New York 10022. The address of ERF is 14 Story Street, Cambridge, Massachusetts 02138.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, the General Partners and their respective affiliates received compensation or payments for services from or with respect to the Partnership as follows:


                NAME                     CAPACITY IN WHICH SERVED         COMPENSATION

Pembroke HCP, LLC                   Managing General Partner                $    301,475 (1)

Pembroke AGP, LLC                   Associate General Partner                        -   (2)

Pembroke Realty Management LLC      Supervisory Property Manager            $      2,969 (3)


(1) Represents a partnership management fee earned by the Managing General Partner. Under the Partnership's Partnership Agreement, .99% of the net income, net loss and distributions of the Partnership are allocated to the Managing General Partner. For 2001, $16,653 of the Partnership's tax loss was allocated to the Managing General Partner.

(2) Under the Partnership Agreement, .01% of the Partnership's net income, net loss and distributions are allocated to the Associate General Partner. For 2001, $168 of the Partnership's tax loss was allocated to the Associate General Partner.

(3) This amount was earned pursuant to a supervisory management agreement with the Partnership for performance of certain functions related to property management. In addition, during 2001, $10,033 was paid to Colliers Nevada Management, LLC, an unaffiliated property management company that performed services for the Partnership.

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

              (j) First Amendment to Exclusive Leasing Listing Agreement dated as of January 1, 1994 between Resources Supervisory Management Corp. and CB Commercial Real Estate Group, Inc., incorporated by reference to Exhibit 100 to
                      Registrant's Report on Form 10-K for the year ended December 31, 1993.

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

(b)                   REPORT ON FORM 8-K:

                      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

                                             HIGH CASH PARTNERS, L.P.


                                             By:   Pembroke HCP, LLC
                                                   Managing General Partner


Dated:  March  29, 2002                      By:   Pembroke Companies, Inc.
                                                   Managing Member


                                             By:  /s/  Lawrence J. Cohen
                                                --------------------------------
                                                   Lawrence J. Cohen


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities (with respect to the Managing General Partner) and on the date indicated.


Dated:  March 29, 2002                       /s/  Lawrence J. Cohen
                                             -----------------------------------
                                             Lawrence J. Cohen