Form 10-Q
period 2002-03-31
HIGH CASH PARTNERS L P
filed 2002-05-14
CIK 794984

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

                  For the quarterly period ended March 31, 2002

                         Commission file number 0-17651

                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                13-3347257
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                            High Cash Partners, L.P.
                           c/o Pembroke Companies Inc
                         70 East 55th Street, 7th Floor
                            New York, New York 10022
                   (Address of principal executive offices)

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

                            HIGH CASH PARTNERS, L.P.

                           FORM 10-Q - March 31, 2002

                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          BALANCE SHEETS - March 31, 2002 and December 31, 2001................1

          STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 2002 and 2001..........................................2

          STATEMENT OF PARTNERS' DEFICIT - For the three months ended
              March 31, 2002...................................................3

          STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 2002 and 2001..........................................4

          NOTES TO FINANCIAL STATEMENTS........................................5

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................8

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................13

SIGNATURES....................................................................14

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                        March 31,
                                                           2002                     December 31,
                                                       (unaudited)                      2001
                                                    ------------------           ------------------
ASSETS

   Real estate, net                                   $   14,362,182               $   14,433,815
   Cash and cash equivalents                               1,033,516                    1,100,234
   Tenant receivables, net                                   148,730                      112,339
   Other assets                                              369,325                      441,920
   Prepaid expense                                            58,106                       58,106
                                                    ------------------           ------------------
                                                      $   15,971,859               $   16,146,414
                                                    ==================           ==================


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage loan payable                              $    6,500,000               $    6,500,000
   Deferred interest payable                              19,903,010                   19,691,497
   Accounts payable and accrued expenses                      37,260                       57,134
   Tenants' security deposits payable                         66,805                       64,618
                                                    ------------------           ------------------
                                                          26,507,075               $   26,313,249

Commitments and contingencies

Partners' deficit
   Limited partners' deficit (96,472 units
      issued and outstanding)                            (10,429,862)                 (10,065,165)
   General partners' deficit                                (105,354)                    (101,670)
                                                    ------------------           ------------------
      Total partners' deficit                            (10,535,216)                 (10,166,835)
                                                    ------------------           ------------------

                                                      $   15,971,859               $   16,146,414
                                                    ==================           ==================








See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                              ----------------------------------------
                                                     For the three months ended
                                                              March 31,
                                              -----------------      -----------------
                                                   2002                    2001
                                              -----------------      -----------------

Revenues
    Rental income                             $     661,168            $     648,662
    Interest income                                  13,126                   14,004
                                              -----------------      -----------------
                                                    674,294                  662,666
                                              -----------------      -----------------

Costs and expenses

    Mortgage loan interest                          713,914                  694,431
    Operating                                       111,208                  114,231
    Depreciation and amortization                   109,059                  107,721
    Partnership management fees                      75,369                   75,369
    Property management fees                         19,792                   20,893
    General and Administrative                       13,333                   37,705
                                              -----------------      -----------------
                                                  1,042,675                1,050,350
                                              -----------------      -----------------


Net loss                                      $   (368,381)            $   (387,684)
                                              =================      =================

Net loss attributable to
    Limited partners                          $   (364,697)            $   (383,808)
    General partners                                (3,684)                  (3,876)
                                              -----------------      -----------------
                                              $   (368,381)            $   (387,684)
                                              =================      =================


Net loss per unit of limited partnership
interest (96,472 units outstanding)           $      (3.78)            $      (3.98)
                                              -----------------      -----------------






See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                                   (unaudited)




                                           General Partners'        Limited Partners'         Total Partners'
                                                Deficit                  Deficit                  Deficit
                                           -----------------       -------------------      -------------------
Balance, January 1, 2002                     $   (101,670)          $   (10,065,165)         $   (10,166,835)

Net loss for the three months
ended March 31, 2002                               (3,684)                 (364,697)                (368,381)

                                           -----------------       -------------------      -------------------
Balance, March 31, 2002                      $   (105,354)          $   (10,429,862)         $   (10,535,216)
                                           =================       ===================      ===================








See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                  For the three months ended
                                                                                           March 31,
                                                                               ---------------    --------------
                                                                                     2002             2001

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
    Net loss                                                                   $   (368,381)      $  (387,684)
    Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities
                  Deferred interest expense                                         211,514           694,431
                  Depreciation and amortization                                     109,059           107,721
    Changes in operating assets and liabilities
                  Tenant receivables                                                (36,391)          (75,441)
                  Other assets                                                       41,418           (39,689)
                  Prepaid expenses                                                       --           (44,455)
                  Accounts payable and accrued expenses                             (19,874)            5,245
                  Tenants' security deposits payable                                  2,187                --
                                                                               ---------------    --------------

                  Net cash (used in) provided by operating activities               (60,468)          260,128
                                                                               ---------------    --------------

Cash flows from investing activities
    Additions to Real Estate                                                         (6,250)               --
                                                                               ---------------    --------------

Net (decrease) increase  in cash and cash equivalents                               (66,718)          260,128

Cash and cash equivalents, beginning of period                                    1,100,234         1,103,651
                                                                               ---------------    --------------

Cash and cash equivalents, end of period                                       $  1,033,516       $ 1,363,779
                                                                               ===============    ==============


Supplemental Disclosure of cash flow information:
    Interest paid                                                              $    502,401       $        --
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

2.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.   MORTGAGE LOAN PAYABLE

     The mortgage loan payable (the "Mortgage Loan") represents a first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners of the Partnership. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly and did not require payment until its original maturity date of February 28, 2001. The principal balance, along with deferred interest thereon, was $26,403,010 at March 31, 2002, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001.

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

     The Partnership entered into the Mortgage Loan Modification Agreement with RAM 2 effective January 31, 2001. Pursuant to the terms of the Mortgage Loan Modification Agreement, RAM 2 agreed to forbear, for not less than one year and up to two years, the exercise of its rights and remedies under the Mortgage Loan for the Partnership's failure to repay all amounts due and payable thereunder at its original maturity date of February 28, 2001. Under the Mortgage Loan Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") were placed in escrow with counsel to RAM 2. The Conveyance Documents will not be released to RAM 2 until the earliest to occur of the following dates (the "Extended Maturity Date"):


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

     Unless the Partnership is able to arrange alternate financing or a sale of the Property, of which there is no guarantee, the Conveyance Documents can be released to RAM 2 at any time on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property; however, there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Mortgage Loan Modification Agreement, as set forth above.

     The Mortgage Loan Modification Agreement further provides that, from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow generated by the Property permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended March 31, 2002, the Partnership retained $25,000 of operating cash flow and applied $502,401 to current interest incurred under the Mortgage Loan.

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

     Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan, calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal, exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. In accordance with the terms of the Mortgage Loan Modification Agreement, RAM 2 requested an appraisal of the Property by a real estate appraisal firm unaffiliated with the Partnership, Pembroke HCP, LLC, its managing general partner (the "Managing General Partner") or RAM 2. The appraisal, which was performed as of March 1, 2001, indicated that an Excess Payment was not due or payable to RAM 2 at that date. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2 has no further appraisal right pursuant to the terms of the Mortgage Loan.

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

     Prior to the sale of the general partnership interests in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for AGP, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During each of the quarters ended March 31, 2002 and 2001, $12,000 in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to unaffiliated local management companies that had been engaged for the purpose of performing the local property management functions. No property management fees were payable to Pembroke Realty for the quarters ended March 31, 2002 or 2001. No leasing activity compensation was paid to Pembroke Realty for the quarters ended March 31, 2002 or 2001.

     In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel

     Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel assumed all management services previously performed by Pembroke Realty and the unaffiliated management companies, pursuant to the terms of a management agreement. In January 2002, responsibility for the management of the Property was assigned by Kestrel to Pelican, LLC ("Pelican"), an affiliate of the general partner of RAM 2. For the quarter ended March 31, 2002, Pelican was entitled to receive $19,792 in respect of property management services rendered to the Partnership.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to a partnership management fee equal to $75,369 per quarter. For each of the quarters ended March 31, 2002 and 2001, the Managing General Partner received a partnership management fee of $75,369.

     The General Partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $3,684 and $3,876 in the quarters ended March 31, 2002 and 2001, respectively. They also are entitled to receive 1% of the distributions of the Partnership.

5.   REAL ESTATE

     Real estate, which is the Partnership's sole asset, is summarized as follows:

                                                 March 31, 2002
                                                   (unaudited)            December 31, 2001
                                               ------------------       ---------------------

     Land                                        $    6,667,189           $      6,667,189
     Building and improvements                       12,972,195                 12,965,945
                                               ------------------       ---------------------
                                                     19,639,384                 19,633,134
     Accumulated depreciation                        (5,277,202)                (5,199,319)
                                               ------------------       ---------------------

                                                 $   14,362,182           $     14,433,815
                                               ==================       =====================


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

     The Partnership uses undistributed cash flow from operations as its primary measure of liquidity. As of March 31, 2002, working capital reserves amounted to approximately $1,203,000 which does not include any amount which may be currently payable under the Partnership's mortgage loan (the "Mortgage Loan") payable to RAM 2 or deferred interest thereon. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended March 31, 2002 were funded from operations.

     At March 31, 2002, the total amount outstanding on the Mortgage Loan was $26,403,010, which included deferred interest of $19,903,010. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

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

     Unless the Partnership is able to arrange alternate financing or a sale of the Property, of which there is no guarantee, the Conveyance Documents can be released to RAM 2 at any time on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property; however, there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Mortgage Loan Modification Agreement, as set forth above.

     The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended March 31, 2002, the Partnership retained $25,000 of operating cash flow and applied $502,401 to current interest incurred under the Mortgage Loan. From and after March 1, 2001, the Partnership has used its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At March 31, 2002, the Partnership had cash and cash equivalents of $1,033,516.

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

     Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal (that sum, the "Measurement Amount"), exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. Any amount so paid by the Partnership would be applied first against accrued and unpaid interest on the Mortgage Loan, and the balance, if any, against the principal thereof. In accordance with the terms of the Mortgage Loan Modification Agreement, RAM 2 was entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. RAM 2 requested that the Property be appraised by a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed as of March 1, 2001, indicated a fair market value of $20 million for the Property. As of March 1, 2001 the Measurement Amount was $13,684,645. Because the Measurement Amount did not exceed 85% of the appraised value of the Property on that date, no Excess Payment was or is payable to RAM 2. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2 has no further appraisal right thereunder.

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

     Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 23% of the space of the Partnership's property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998. The Partnership pursued a claim in the Levitz bankruptcy proceedings and was awarded a general unsecured claim and an administrative expense claim in 2001. In 2002, the Partnership received 4,127 shares of Levitz common stock in satisfaction of its unsecured claim and $15,000 in satisfaction of its administrative expense claim.

     In 1999, Good Guys, Inc. ("Good Guys") vacated its premises and ceased paying rent under the lease as of December 1, 2000. In April 2001, the Partnership agreed to consent to Good Guys' sublet of its premises; in connection with this agreement Good Guys paid all of its past due rent.

     The vacancy at the Levitz space has resulted in a loss of income to the Partnership. This vacancy may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a long-term, creditworthy substitute tenant for the Levitz space. However, there can be no assurance the Partnership will succeed in finding a long-term, creditworthy substitute tenant promptly or on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is procured, the Partnership expects to have to make capital expenditures to secure such tenant.

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

     Results of Operations

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     The Partnership realized a net loss of $368,381($3.78 per Unit) for the three months ended March 31, 2002 compared to a net loss of $387,684 ($3.98 per Unit) for the corresponding 2001 period, a decreased loss of $19,303. The decreased loss was primarily the result of a slight increase in revenues combined with an overall decrease in costs and expenses.

     Revenues increased slightly from 2001 to 2002, principally due to increased rental income.

     Rental income increased slightly from 2001 to 2002 as a result of scheduled increases in existing leases.

     Costs and expenses decreased from 2001 to 2002 primarily as a result of decreased general and administrative expenses partially offset by an increase in mortgage loan interest.

     Mortgage loan interest increased due to the compounding effect from the deferral of the interest expense on the Mortgage Loan.

     General and administrative expenses decreased as a result of decreased legal costs; the legal costs incurred in connection with the Mortgage Loan Modification Agreement during 2001 represented a one-time non-recurring expense.

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



                                          HIGH CASH PARTNERS, L.P.



                                          By:  Pembroke HCP, LLC
                                               Managing General Partner

                                          By:  Pembroke Companies, Inc.
                                               Managing Member

Dated:  May 14, 2002                      By:  /s/ Lawrence J. Cohen
                                               ---------------------
                                               President and Prinicipal
                                               Financial and Accounting Officer