Form 10-Q
period 2002-06-30
HIGH CASH PARTNERS L P
filed 2002-08-14
CIK 794984

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

                  For the quarterly period ended June 30, 2002

                         Commission file number 0-17651

                            HIGH CASH PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                 Delaware                                    13-3347257
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization                      Identification Number)


                            High Cash Partners, L.P.
                           c/o Pembroke Companies Inc
                          70 East 55th Street 7th Floor
                            New York, New York 10022
               (Address of principal executive offices (Zip Code)

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

                                   Yes X   No
                                       --     --

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                           FORM 10-Q - JUNE 30, 2002

                                     INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

            BALANCE SHEETS - June 30, 2002 and December 31, 2001...............1

            STATEMENTS OF OPERATIONS - For the three and six months ended
               June 30, 2002 and 2001........................................2-3

            STATEMENT OF PARTNERS' DEFICIT - For the six months ended
               June 30, 2002...................................................4

            STATEMENTS OF CASH FLOWS - For the six months ended
               June 30, 2002 and 2001..........................................5

            NOTES TO FINANCIAL STATEMENTS......................................6

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................9

PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................15

SIGNATURES....................................................................16

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

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                June 30,
                                                 2002             December 31,
                                              (unaudited)            2001
                                             ---------------     ---------------

ASSETS
    Real estate, net                         $   14,293,918      $   14,433,815
    Cash and cash equivalents                       942,834           1,100,234
    Tenant receivables, net                         161,740             112,339
    Other assets                                    329,461             441,920
    Prepaid expense                                    --                58,106
                                             ---------------     ---------------
                                             $   15,727,953      $   16,146,414
                                             ===============     ===============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
    Mortgage loan payable                    $    6,500,000      $    6,500,000
    Deferred interest payable                    20,124,991          19,691,497
    Accounts payable and accrued expenses            21,600              57,134
    Tenants' security deposits payable               66,805              64,618
                                             ---------------     --------------
                                             $   26,713,396      $   26,313,249

Commitments and contingencies

Partners' deficit
    Limited partners' deficit (96,472
       units issued and outstanding)            (10,875,586)        (10,065,165)
    General partners' deficit                      (109,857)           (101,670)
                                             ---------------     ---------------
     Total partners' deficit                    (10,985,443)        (10,166,835)
                                             ---------------     ---------------

                                             $   15,727,953      $   16,146,414
                                             ===============     ===============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                           -------------------------------
                                             For the three months ended
                                                      June 30,
                                           -------------     -------------
                                                2002              2001
                                           -------------     -------------

Revenues
   Rental income                           $    657,959      $    718,374
   Interest income                                3,130            15,941
                                           -------------     -------------
                                                661,089           734,315
                                           -------------     -------------


Costs and expenses
   Mortgage loan interest                       741,163           704,775
   Operating                                    143,163           127,955
   Depreciation and amortization                116,256           109,318
   Partnership management fees                   75,369            75,369
   Property management fees                      19,987            20,257
   General and administrative                    15,378            38,545
                                           -------------     -------------
                                              1,111,316         1,076,219
                                           -------------     -------------

Net loss                                   $   (450,227)     $   (341,904)
                                           =============     =============

Net loss attributable to
   Limited partners                        $   (445,725)     $   (338,485)
   General partners                              (4,502)           (3,419)
                                           -------------     -------------
                                           $   (450,227)     $   (341,904)
                                           =============     =============

Net loss per unit of limited
partnership interest (96,472
units outstanding)                         $      (4.62)     $      (3.51)
                                           =============     =============




See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)


                                           -------------------------------
                                              For the six months ended
                                                      June 30,
                                           -------------     -------------
                                                2002              2001
                                           -------------     -------------
Revenues
   Rental income                           $  1,319,127      $  1,367,036
   Interest income                               16,256            29,945
                                           ------------      -------------
                                              1,335,383         1,396,981
                                           ------------      -------------
Costs and expenses

   Mortgage loan interest                     1,455,077         1,399,206
   Operating                                    254,371           242,186
   Depreciation and amortization                225,315           217,039
   Partnership management fees                  150,738           150,738
   Property management fees                      39,779            41,150
   General and administrative                    28,711            76,250
                                           ------------      -------------
                                              2,153,991         2,126,569
                                           ------------      -------------

Net loss                                   $   (818,608)     $   (729,588)
                                           =============     =============

Net loss attributable to

   Limited partners                        $   (810,421)     $   (722,292)
   General partners                              (8,187)           (7,296)
                                           ------------      -------------
                                           $   (818,608)     $    729,588)
                                           =============     =============

Net loss per unit of limited
partnership interest (96,472 units
outstanding)                               $      (8.40)     $      (7.49)
                                           =============     =============



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                                   (unaudited)


                                General           Limited              Total
                               Partners'         Partners'           Partners'
                                Deficit           Deficit             Deficit
                              ------------    --------------      --------------

Balance, January 1, 2002      $  (101,670)    $ (10,065,165)      $ (10,166,835)

Net loss for the six months        (8,187)         (810,421)           (818,608)
ended June 30, 2002
                              ------------    --------------      --------------

Balance, June 30, 2002        $  (109,857)    $ (10,875,586)      $ (10,985,443)
                              ============     ==============     ==============



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                     For the six months ended
                                                             June 30,
                                                   -----------------------------
                                                       2002            2001
                                                   ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
  Net loss                                         $  (818,608)    $   (729,588)
  Adjustments to reconcile net loss to net cash
    (used in)provided by operating activities
         Deferred interest expense                     433,494          866,034
         Depreciation and amortization                 225,315          217,039

  Changes in operating assets and liabilities
         Tenant receivables                            (49,401)          (1,866)
         Other assets                                   43,295         (123,629)
         Prepaid expenses                               58,106           17,525
         Accounts payable and accrued expenses         (35,534)         (99,919)
         Due to affiliates                                 --                49
         Tenants' security deposits payable              2,187           (1,949)
                                                   ------------    -------------
         Net cash (used in) provided by
         operating activities                         (141,146)         143,696
                                                   ------------    -------------

Cash flows from investing activities
  Additions to real estate                             (16,254)              --
                                                   ------------    -------------

Net (decrease) increase in cash and
cash equivalents                                      (157,400)         143,696

Cash and cash equivalents, beginning of period       1,100,234        1,103,651
                                                   ------------    -------------

Cash and cash equivalents, end of period           $   942,834     $  1,247,347
                                                   ============    =============

Supplemental disclosure of cash flow
information:
  Interest paid                                    $ 1,021,583     $    533,172
                                                   ============    =============



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

2.    INTERIM FINANCIAL INFORMATION

      The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the High Cash Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

3.    MORTGAGE LOAN PAYABLE

      The mortgage loan payable (the "Mortgage Loan") represents a first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners of the Partnership. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly and did not require payment until its original maturity date of February 28, 2001. The principal balance, along with deferred interest thereon, was $26,624,991 at June 30, 2002, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001.

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

      Unless the Partnership is able to arrange alternate financing or a sale of the Property, of which there is no assurance, the Conveyance Documents can be released to RAM 2 at any time on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property; however, there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Mortgage Loan Modification Agreement, as set forth above.

      The Mortgage Loan Modification Agreement further provides that, from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow generated by the Property permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended June 30, 2002, the Partnership retained $25,000 of operating cash flow and applied $519,182 to current interest incurred under the Mortgage Loan.

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

      Prior to the sale of the general partnership interests in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for AGP, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During each of the quarters ended June 30, 2002 and 2001, $12,000 in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

      The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. No property management fees were payable to Pembroke Realty for the quarters ended June 30, 2002 or 2001. No leasing activity compensation was paid to Pembroke Realty for the quarters ended June 30, 2002 or 2001.

      In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel assumed all management services previously performed by Pembroke Realty and the unaffiliated management companies, pursuant to the terms of a management agreement. In January 2002, responsibility for the management of the Property was assigned by Kestrel to Pelican, LLC ("Pelican"), an affiliate of the general partner of RAM 2. For the quarter ended June 30, 2002, Pelican was entitled to receive $19,987 in respect of property management services rendered to the Partnership.

      For managing the affairs of the Partnership, the Managing General Partner is entitled to a partnership management fee equal to $75,369 per quarter. For each of the quarters ended June 30, 2002 and 2001, the Managing General Partner received a partnership management fee of $75,369.

      The General Partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $4,502 and $3,419 in the quarters ended June 30, 2002 and 2001, respectively. They also are entitled to receive 1% of the distributions of the Partnership.

5.    REAL ESTATE
      Real estate, which is the Partnership's sole asset, is summarized as follows:

                                       June 30, 2002
                                        (unaudited)       December 31, 2001
                                      ---------------     -----------------

      Land                            $    6,667,189      $    6,667,189
      Building and improvements           12,982,199          12,965,945
                                      ---------------     -----------------
                                          19,649,388          19,633,134
      Accumulated depreciation            (5,355,470)         (5,199,319)
                                      ---------------     -----------------
                                      $   14,293,918      $   14,433,815
                                      ===============     =================

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

      The Partnership uses undistributed cash flow from operations as its primary measure of liquidity. As of June 30, 2002, working capital reserves amounted to approximately $1,083,000 which does not include any amount which may be currently payable under the Partnership's mortgage loan (the "Mortgage Loan") payable to RAM 2 or deferred interest thereon. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended June 30, 2002 were funded from operations.

      At June 30, 2002, the total amount outstanding on the Mortgage Loan was $26,624,991, which included deferred interest of $20,124,991. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

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

      Unless the Partnership is able to arrange alternate financing or a sale of the Property, of which there is no assurance, the Conveyance Documents can be released to RAM 2 at any time on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property; however, there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Mortgage Loan Modification Agreement, as set forth above.

      The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended June 30, 2002, the Partnership retained

      $25,000 of operating cash flow and applied $519,182 to current interest incurred under the Mortgage Loan. From and after March 1, 2001, the Partnership has used its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay
      Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At June 30, 2002, the Partnership had cash and cash equivalents of $942,834.

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

      Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 23% of the space of the Partnership's property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998. The Partnership pursued a claim in the Levitz bankruptcy proceedings and was awarded a general unsecured claim and an administrative expense claim in 2001. During the quarter ended June 30, 2002, the Partnership received 4,127 shares of Levitz common stock in satisfaction of its unsecured claim and $15,000 in satisfaction of its administrative expense claim. As all amounts due from Levitz had been previously written off, the $15,000 has been recorded as Revenues during the quarter ended June 30, 2002. The 4,127 shares of Levitz common stock have no value.

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

      Results of Operations

      Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      The Partnership realized a net loss of $450,227 ($4.62 per Unit) for the three months ended June 30, 2002 compared to a net loss of $341,904 ($3.51 per Unit) for the corresponding 2001 period, an increased loss of $108,323. The increased loss was the result of decreased revenues combined with an overall increase in costs and expenses.

      Revenues decreased from 2001 to 2002 due to decreases in rental income and interest income.

      Rental income decreased from 2001 to 2002 because rental income recorded for the quarter ended June 30, 2001 reflected the inclusion of rental income relating to a prior period due to a non-recurring retroactive billing adjustment effected during the quarter ended June 30, 2001. Interest income decreased as a result of lower available interest rates and a decrease in the level of available funds invested.

      Costs and expenses increased from 2001 to 2002 primarily as a result of increased mortgage loan interest.

      Mortgage loan interest increased due to the compounding effect from the deferral of interest on the Mortgage Loan.

      Six Months  Ended June 30, 2002  Compared  to Six Months  Ended June 30,
      2001

      The Partnership realized a net loss of $818,608 ($8.40 per Unit) for the six months ended June 30, 2002 compared to a net loss of $729,588 ($7.49 per Unit) for the corresponding 2001 period, an increased loss of $89,020.

      Revenues decreased from 2001 to 2002 due to decreases in rental income and interest income.

      Rental income decreased from 2001 to 2002 because rental income recorded for the quarter ended June 30, 2001 reflected the inclusion of rental income relating to a prior period due to a non-recurring retroactive billing adjustment effected during the quarter ended June 30, 2001. Interest income decreased as a result of lower available interest rates and a decrease in the level of available funds invested.

      Costs and expenses increased from 2001 to 2002 primarily as a result of increased mortgage loan interest.

      Mortgage loan interest increased due to the compounding effect from the deferral of interest on the Mortgage Loan.

      Certification

      The certification by Lawrence J. Cohen, the President, chief executive officer and chief financial officer of Pembroke Companies Inc., which is the sole member and the manager of the Managing General Partner, of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), accompanies this report on Form 10-Q as correspondence.

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




                                      HIGH CASH PARTNERS, L.P.


                                      By:  Pembroke HCP, LLC
                                           Managing General Partner

                                      By:  Pembroke Companies, Inc.
                                           Managing Member



Dated:  August 14, 2002               By:  /s/ Lawrence J. Cohen
                                           --------------------------------
                                           President and Principal
                                           Financial and Accounting Officer