Form 10-Q
period 2002-09-30
HIGH CASH PARTNERS L P
filed 2002-11-15
CIK 794984

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

                For the quarterly period ended September 30, 2002

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

                             HIGH CASH PARTNERS, L.P.

                          FORM 10-Q - September 30, 2002

                                       INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1  -  FINANCIAL STATEMENTS

           BALANCE SHEETS - September 30, 2002 and December 31, 2001...........1

           STATEMENTS OF OPERATIONS - For the three and nine months ended
               September 30, 2002 and 2001...................................2-3

           STATEMENT OF PARTNERS' DEFICIT - For the nine months ended
               September 30, 2002..............................................4

           STATEMENTS OF CASH FLOWS - For the nine months ended
               September 30, 2002 and 2001.....................................5

           NOTES TO FINANCIAL STATEMENTS.......................................6

     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................10


     ITEM 4  -  CONTROLS AND PROCEDURES.......................................15


PART II - OTHER INFORMATION

     ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K..............................16

SIGNATURES....................................................................17

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                        September 30,
                                                            2002                    December 31,
                                                         (unaudited)                   2001
                                                      ------------------        -----------------

ASSETS
      Real estate, net                                $     14,242,825          $    14,433,815
      Cash and cash equivalents                                876,854                1,100,234
      Tenant receivables, net                                  200,546                  112,339
      Other assets                                             267,378                  441,920
      Prepaid expense                                             --                     58,106
                                                      ------------------        -----------------
                                                      $     15,587,603          $    16,146,414
                                                      ==================        =================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
      Mortgage loan payable                           $      6,500,000          $     6,500,000
      Deferred interest payable                             20,408,432               19,691,497
      Accounts payable and accrued expenses                     39,935                   57,134
      Tenants' security deposits payable                        70,985                   64,618
                                                      ------------------        -----------------
                                                            27,019,352               26,313,249

Commitments and contingencies

Partners' deficit
      Limited partners' deficit (96,472 units
         issued and outstanding)                           (11,317,430)             (10,065,165)
      General partners' deficit                               (114,319)                (101,670)
                                                      ------------------        -----------------
         Total partners' deficit                           (11,431,749)             (10,166,835)
                                                      ------------------         ----------------

                                                      $     15,587,603           $   16,146,414
                                                      ==================         ================

See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)



                                              --------------------------------------------
                                                        For the three months ended
                                                               September 30,
                                              --------------------     -------------------
                                                      2002                     2001
                                              -------------------      -------------------

Revenues
    Rental income                             $           685,635      $           690,602
    Interest income                                         2,748                    3,836
                                              --------------------     -------------------
                                                          688,383                  694,438
                                              --------------------     -------------------
Costs and expenses
    Mortgage loan interest                                744,925                  714,222
    Operating                                             140,510                  125,742
    Depreciation and amortization                         117,510                  107,743
    Partnership management fees                            75,369                   75,369
    Property management fees                               20,569                   20,702
    General and administrative                             35,806                   27,566
                                              --------------------     -------------------
                                                        1,134,689                1,071,344
                                              --------------------     -------------------

Net loss                                      $          (446,306)     $          (376,906)
                                              ====================     ===================

Net loss attributable to
    Limited partners                          $          (441,843)     $          (373,137)
    General partners                                       (4,463)                  (3,769)
                                              --------------------     -------------------
                                              $          (446,306)     $          (376,906)
                                              ====================     ===================


Net loss per unit of limited partnership
interest (96,472 units outstanding)           $             (4.58)     $             (3.87)
                                              ====================     ===================






See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)



                                              --------------------------------------------
                                                         For the nine months ended
                                                               September 30,
                                              --------------------     -------------------
                                                       2002                     2001
                                              --------------------     -------------------

Revenues
    Rental income                             $         2,004,762      $         2,057,638
    Interest income                                        19,004                   33,781
                                              --------------------     -------------------
                                                        2,023,766                2,091,419
                                              --------------------     -------------------

Costs and expenses
    Mortgage loan interest                              2,200,002                2,113,428
    Operating                                             394,881                  367,928
    Depreciation and amortization                         342,825                  324,782
    Partnership management fees                           226,107                  226,107
    Property management fees                               60,348                   61,852
    General and administrative                             64,517                  103,816
                                              --------------------     -------------------
                                                        3,288,680                3,197,913
                                              --------------------     -------------------

Net loss                                      $        (1,264,914)     $        (1,106,494)
                                              ====================     ===================

Net loss attributable to
    Limited partners                          $        (1,252,265)     $        (1,095,429)
    General partners                                      (12,649)                 (11,065)
                                              --------------------     -------------------

                                              $        (1,264,914)     $        (1,106,494)
                                              ====================     ===================

Net loss per unit of limited partnership
interest (96,472 units outstanding)           $            (12.98)     $            (11.36)
                                              ====================     ===================









See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                                   (unaudited)



                                             General Partners'          Limited Partners'          Total Partners'
                                                  Deficit                    Deficit                   Deficit
                                           ---------------------    -----------------------    ---------------------

Balance, January 1, 2002                   $          (101,670)     $         (10,065,165)     $       (10,166,835)

Net loss for the nine months ended
September 30, 2002                                     (12,649)                (1,252,265)              (1,264,914)
                                           ---------------------    -----------------------    ---------------------
Balance, September 30, 2002                $          (114,319)     $         (11,317,430)     $       (11,431,749)
                                           =====================    =======================    =====================
















See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)



                                                                             For the nine months ended
                                                                                   September 30,
                                                                          --------------------------------
                                                                                2002              2001
                                                                          --------------    --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
    Net loss                                                              $  (1,264,914)    $  (1,106,494)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
                  Deferred interest expense                                     716,935         1,285,482
                  Depreciation and amortization                                 342,825           324,782
    Changes in operating assets and liabilities
                  Tenant receivables                                            (88,207)           (2,543)
                  Other assets                                                   71,461          (111,812)
                  Prepaid expenses                                               58,106           (28,492)
                  Accounts payable and accrued expenses                         (17,199)         (111,829)
                  Due to affiliates                                                  --                49
                  Tenants' security deposits payable                              6,367            (1,949)
                                                                          --------------    --------------

                  Net cash (used in) provided by operating activities          (174,626)          247,194
                                                                          --------------    --------------
Cash flows from investing activities
    Additions to real estate                                                    (48,754)          (25,718)
                                                                          --------------    --------------

Net (decrease) increase  in cash and cash equivalents                          (223,380)          221,476

Cash and cash equivalents, beginning of period                                1,100,234         1,103,651
                                                                          --------------    --------------

Cash and cash equivalents, end of period                                     $  876,854      $  1,325,127
                                                                          ==============    ==============

Supplemental disclosure of cash flow information:
    Interest paid                                                         $   1,483,067     $     827,946
                                                                          ==============    ==============











See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)



1.    BASIS OF PRESENTATION

      The accompanying financial statements have been prepared assuming that High Cash Partners, L.P. (the "Partnership") will continue as a going concern. However, if the Partnership is unable to refinance or otherwise restructure its outstanding indebtedness to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") prior to the Extended Maturity Date (as hereinafter defined), the Partnership will lose its entire interest in its sole real estate asset (See Note 3). These circumstances raise substantial doubt as to the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    INTERIM FINANCIAL INFORMATION

      The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

3.    MORTGAGE LOAN PAYABLE

      The mortgage loan payable (the "Mortgage Loan") represents a first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners of the Partnership. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly and did not require payment until its original maturity date of February 28, 2001. The principal balance, along with deferred interest thereon, was $26,908,432 at September 30, 2002, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001.

      Because the Partnership believed that it would be unable either to repay or refinance the Mortgage Loan at its original maturity date of February 28, 2001, the Managing General Partner negotiated and caused the Partnership to enter into a mortgage loan modification agreement (the "Mortgage Loan Modification Agreement") with RAM 2 in order to effect a modification of the Mortgage Loan and prevent the immediate foreclosure of the Mortgage Loan and the consequent loss of the Partnership's sole real estate asset (the "Property").

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

      Unless the Partnership is able to arrange alternate financing or a sale of the Property, the Conveyance Documents can be released to RAM 2 at any time on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property; however, there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Mortgage Loan Modification Agreement, as set forth above.

      The Mortgage Loan Modification Agreement further provides that, from March 1, 2001, until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow generated by the Property permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied against current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended September 30, 2002, the Partnership retained $25,000 of operating cash flow and applied $461,485 to current interest incurred under the Mortgage Loan. For the nine months ended September 30, 2002, the Partnership retained $75,000 of operating cash flow and applied $1,483,068 to current interest incurred under the Mortgage Loan.

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

      Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a then current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan, calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal, exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. In accordance with the terms of the Mortgage Loan Modification Agreement, shortly after the Mortgage Loan Modification Agreement was entered into, RAM 2 requested an appraisal of the Property by a real estate appraisal firm unaffiliated with the Partnership, Pembroke HCP, LLC, its managing general partner (the "Managing General Partner") or RAM 2. The appraisal, which was performed as of March 1, 2001, indicated that an Excess Payment was not due or payable to RAM 2 at that date. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2 has no further appraisal right pursuant to the terms of the Mortgage Loan.

      Since the Mortgage Loan Modification was entered into, the Managing General Partner has continued to seek a long-term, creditworthy anchor tenant for the space that was originally occupied by Levitz. (See Item 2 below.) However, the search for such a tenant has thus far been unsuccessful. The inability to enter into an attractive lease for this space has significantly impaired the value of the Property. Although an appraisal has not been obtained for the Property since March 1, 2001, the Managing General Partner does not believe that the present fair market value of the Property exceeds the outstanding balance of the Mortgage Loan. Accordingly, it is highly unlikely that the Partnership will be able to either refinance the Mortgage Loan or sell the Property for an amount sufficient to satisfy the Mortgage Loan prior to its extended maturity date of March 1, 2003. In addition, RAM 2 has indicated that it is not prepared to further extend or to restructure the Mortgage Loan. The Managing General Partner will continue to pursue an appropriate anchor tenant; however, under the circumstances, the likelihood that such a tenant will be secured sufficiently in advance of the extended maturity date on the Mortgage Loan to enable the Property to be sold or refinanced is highly doubtful. As a result, it is anticipated that the Conveyance Documents will be released to RAM 2 and that the Partnership will lose its interest in the Property on or about March 1, 2003. Limited Partners of the Partnership should consult with their tax advisors as to the tax consequences to them of the loss of the Property at that time.

      After the Conveyance Documents are released to RAM 2 and the Partnership no longer has any interest in the Property, the Managing General Partner expects to terminate and dissolve the Partnership in accordance with the provisions of the Partnership's Amended and Restated Agreement of Limited Partnership.

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

      Prior to the sale of the general partnership interests in the Partnership to Pembroke HCP and Pembroke AGP, Wexford Management LLC had performed management and administrative services for AGP, XRC and XRC's direct and indirect subsidiaries, as well as for the Partnership. Following the sale, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During each of the quarters ended September 30, 2002 and 2001, $12,000 in reimbursable payroll expenses were paid to the affiliate of Pembroke HCP for services performed during the quarter.

      The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. No property management fees were payable to Pembroke Realty for the quarters ended September 30, 2002 or 2001. No leasing activity compensation was paid to Pembroke Realty for the quarters ended September 30, 2002 or 2001.

      In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel assumed all management services previously performed by Pembroke Realty and the unaffiliated management companies, pursuant to the terms of a management agreement. In January 2002, responsibility for the management of the Property was assigned by Kestrel to Pelican, LLC ("Pelican"), an affiliate of the general partner of RAM 2. For the quarter ended September 30, 2002, Pelican was entitled to receive $20,569 in respect of property management services rendered to the Partnership.

      For managing the affairs of the Partnership, the Managing General Partner is entitled to a partnership management fee equal to $75,369 per quarter. For each of the quarters ended September 30, 2002 and September 30, 2001, the Managing General Partner received a partnership management fee of $75,369.

      The General Partners are allocated 1% of the net income or losses of the Partnership, which amounted to losses of $4,463 and $3,769 in the quarters ended September 30, 2002 and 2001, respectively. They also are entitled to receive 1% of the distributions of the Partnership.

5.    REAL ESTATE

      Real estate, which is the Partnership's sole asset, is summarized as follows:

                                        September 30, 2002
                                            (unaudited)        December 31, 2001
                                        ------------------     -----------------

      Land                               $     6,667,189        $    6,667,189
      Building and improvements               13,014,699            12,965,945
                                        ------------------     -----------------
                                              19,681,888            19,633,134
      Accumulated depreciation                (5,439,063)           (5,199,319)
                                        ------------------     -----------------

                                         $    14,242,825        $   14,433,815
                                        ==================     =================

      The land, building and improvements that comprise the Partnership's sole real estate asset collateralize a mortgage loan payable.

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

      The Partnership uses undistributed cash flow from operations as its primary measure of liquidity. As of September 30, 2002, working capital reserves amounted to approximately $1,037,000 which does not include any amount which may be currently payable under the Partnership's mortgage loan (the "Mortgage Loan") payable to RAM 2 or deferred interest thereon. Such reserves may be used to fund capital expenditures, insurance, real estate taxes and loan payments. All expenditures made during the quarter ended September 30, 2002 were funded from operations.

      At September 30, 2002, the total amount outstanding on the Mortgage Loan was $26,908,432, which included deferred interest of $20,408,432. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000.

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

      Unless the Partnership is able to arrange alternate financing or a sale of the Property, the Conveyance Documents can be released to RAM 2 at any time on or before March 1, 2003, at and after which the Partnership will no longer have any interest in the Property; however, there can be no assurance that RAM 2 will not foreclose earlier under the other terms of the Mortgage Loan Modification Agreement, as set forth above.

      The Mortgage Loan Modification Agreement further provides that 100% of the net operating income generated by the Property allocable to the period ending February 28, 2001, the original maturity date of the Mortgage Loan, will be retained by the Partnership. From and after March 1, 2001 until such time as the Conveyance Documents have been released, the Partnership will be entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permits and RAM 2 will be entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the three months ended September 30, 2002, the Partnership retained $25,000 of operating cash flow and applied $461,485 to current interest incurred under the Mortgage Loan. For the nine months ended September 30, 2002, the Partnership retained $75,000 of operating cash flow and applied $1,483,068 to current interest incurred under the Mortgage Loan. From and after March 1, 2001, the Partnership has used its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. However, there can be no assurance that the Partnership will have excess cash available, or that future distributions will be made to the Limited Partners. At September 30, 2002, the Partnership had cash and cash equivalents of $876,854.

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

      Under the terms of the Mortgage Loan, the Partnership was obligated to provide RAM 2 with a then current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal (that sum, the "Measurement Amount"), exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. Any amount so paid by the Partnership would be applied first against accrued and unpaid interest on the Mortgage Loan, and the balance, if any, against the principal thereof. In accordance with the terms of the Mortgage Loan Modification Agreement, RAM 2 was entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. Shortly after the Mortgage Loan Modification Agreement was entered into, RAM 2 requested that the Property be appraised by a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed as of March 1, 2001, indicated a fair market value of $20 million for the Property. As of March 1, 2001 the

      Measurement Amount was $13,684,645. Because the Measurement Amount did not exceed 85% of the appraised value of the Property on that date, no Excess Payment was or is payable to RAM 2. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2 has no further appraisal right thereunder.

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

      Since the Mortgage Loan Modification was entered into, the Managing General Partner has continued to seek a long-term, creditworthy anchor tenant for the space that was originally occupied by Levitz. (See Item 2 below.) However, the search for such a tenant has thus far been unsuccessful. The inability to enter into an attractive lease for this space has significantly impaired the value of the Property. Although an appraisal has not been obtained for the Property since March 1, 2001, the Managing General Partner does not believe that the present fair market value of the Property exceeds the outstanding balance of the Mortgage Loan. Accordingly, it is highly unlikely that the Partnership will be able to either refinance the Mortgage Loan or sell the Property for an amount sufficient to satisfy the Mortgage Loan prior to its extended maturity date of March 1, 2003. In addition, RAM 2 has indicated that it is not prepared to further extend or to restructure the Mortgage Loan. The Managing General Partner will continue to pursue an appropriate anchor tenant; however, under the circumstances, the likelihood that such a tenant will be secured sufficiently in advance of the extended maturity date on the Mortgage Loan to enable the Property to be sold or refinanced is highly doubtful. As a result, it is anticipated that the Conveyance Documents will be released to RAM 2 and that the Partnership will lose its interest in the Property on or about March 1, 2003. Limited Partners of the Partnership should consult with their tax advisors as to the tax consequences to them of the loss of the Property at that time.

      After the Conveyance Documents are released to RAM 2 and the Partnership no longer has any interest in the Property, the Managing General Partner expects to terminate and dissolve the Partnership in accordance with the provisions of the Partnership's Amended and Restated Agreement of Limited Partnership.

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

      Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 23% of the space of the Partnership's property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area). In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998. The Partnership pursued a claim in the Levitz bankruptcy proceedings and was awarded a general unsecured claim and an administrative expense claim in 2001. During the quarter ended June 30, 2002, the Partnership received 4,127 shares of Levitz common stock in satisfaction of its unsecured claim and $15,000 in satisfaction of its administrative expense claim. As all amounts due from Levitz had been previously written off, the $15,000 was recorded as Revenues during the quarter ended June 30, 2002. The 4,127 shares of Levitz common stock have no value.

      The vacancy at the Levitz space resulted in a loss of income to the Partnership. This vacancy may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants, particularly in light of the limited visibility those tenants have to the main thoroughfare. See "Real Estate Market" below. The Partnership is actively seeking a long-term, creditworthy substitute tenant for the Levitz space. However, the Partnership has not thus far been successful in its search and there can be no assurance the Partnership will, significantly in advance of the Extended Maturity Date of the Mortgage Loan, succeed in finding a long-term, creditworthy substitute tenant on terms comparable to those under the Levitz lease. In addition, if a substitute tenant is procured, the Partnership expects to have to make capital expenditures to secure such tenant.

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

      Results of Operations

      Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      The Partnership realized a net loss of $446,306 ($4.58 per Unit) for the three months ended September 30, 2002 compared to a net loss of $376,906 ($3.87 per Unit) for the corresponding 2001 period, an increased loss of $69,400. The increased loss was primarily the result of an overall increase in costs and expenses.

      Costs and expenses increased from 2001 to 2002 as a result of increased mortgage loan interest, operating, depreciation and amortization, as well as general and administrative expenses.

      Mortgage loan interest increased due to the compounding effect from the deferral of interest on the Mortgage Loan. Operating expenses reflect the addition of one salaried clerical employee paid by the Property. Depreciation and amortization increased as a result of capitalized costs incurred. The increase in general and administrative reflects higher professional costs than those incurred during the corresponding period in 2001.

      Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      The Partnership realized a net loss of $1,264,914 ($12.98 per Unit) for the nine months ended September 30, 2002 compared to a net loss of $1,106,494 ($11.36 per Unit) for the corresponding 2001 period, an increased loss of $158,420. The increased loss was the result of decreased revenues combined with increased costs and expenses.

      Revenues decreased from 2001 to 2002 due to decreases in rental income and interest income.

      Rental income decreased from 2001 to 2002 because rental income recorded for the corresponding period in 2001 reflected the inclusion of rental income relating to a prior period due to a non-recurring retroactive billing adjustment effected during the quarter ended June 30, 2001. Interest income decreased as a result of lower available interest rates and a decrease in the level of available funds invested.

      Costs and expenses increased from 2001 to 2002 as a result of increased mortgage loan interest, operating and depreciation and amortization expenses. General and administrative expenses decreased.

      Mortgage loan interest increased due to the compounding effect from the deferral of interest on the Mortgage Loan. Operating expenses reflect the addition of one salaried clerical employee paid by the Property. Depreciation and amortization increased as a result of capitalized costs incurred. General and administrative expenses decreased as a result of decreased legal costs; the legal costs incurred in connection with the Mortgage Loan Modification Agreement during 2001 represented a one-time non-recurring expense.

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

ITEM 4 - CONTROLS AND PROCEDURES

      Within 90 days prior to the date of this report, the Managing General Partner carried out an evaluation, under the supervision and with the participation of Lawrence J. Cohen, the President, chief executive officer and chief financial officer of the Managing General Partner's sole member, Pembroke Companies Inc., of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, Mr. Cohen concluded that the Partnership's disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934.

      There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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


                                      HIGH CASH PARTNERS, L.P.



                                      By: Pembroke HCP, LLC
                                          Managing General Partner

                                      By: Pembroke Companies, Inc.
                                          Managing Member

Dated: November 14, 2002              By: /s/ Lawrence J. Cohen
                                          --------------------------------
                                          President and Principal
                                          Financial and Accounting Officer

                                  CERTIFICATION

I, Lawrence J. Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of High Cash Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002         By:   /s/ Lawrence J. Cohen
                                        ---------------------------

                                        Lawrence J. Cohen,
                                        President, chief executive officer and
                                        chief financial officer of Pembroke
                                        Companies, Inc., the sole member of
                                        Pembroke HCP, LLC, the managing general
                                        partner of High Cash Partners, L.P.