Form 10-K
period 2002-12-31
HIGH CASH PARTNERS L P
filed 2003-03-28
CIK 794984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17651

                            HIGH CASH PARTNERS, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         13-3347257
---------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

     c/o Pembroke HCP, LLC
     70 East 55th Street 7th Floor
     New York, New York                                        10022
------------------------------------                   ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  212-350-9900
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
---------------------------     -----------------------------------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                         --    --

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:

     Not applicable. There is no established market for units of limited partnership interest in the registrant.

PART I

Item 1.  Business

High Cash Partners, L.P. (the "Partnership") is a Delaware limited partnership formed in 1986 for the primary purpose of investing in, holding, operating and otherwise acting with respect to office buildings, shopping centers and other commercial and industrial properties.

Recent Events

On March 3, 2003, the deed to the Partnership's sole real estate asset, the Sierra Marketplace, a community retail shopping center located in Reno, Nevada (the "Property"), was released to the Partnership's first mortgage lender, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), in lieu of foreclosure, under the terms of the mortgage loan modification agreement (the "Mortgage Loan Modification Agreement") entered into between the Partnership and RAM 2 effective January 31, 2001, and, as a result, the Partnership no longer has an interest in the Property. Consequently, in accordance with the provisions of its Amended and Restated Agreement of Limited Partnership, the Partnership intends to discontinue operations and will proceed to wind up its business and distribute its remaining assets to its partners.

Background

In 1989, the Partnership used all the net proceeds from its public offering of units of limited partnership interest ("Units") to acquire the Property. The acquisition of the Property was financed in part with the proceeds of a zero coupon first mortgage loan in the principal amount of $6,500,000 (the "Mortgage Loan") from RAM 2, a public limited partnership sponsored by affiliates of the former general partners. The Mortgage Loan bore interest at the rate of 11.22% per annum, compounded monthly and was originally scheduled to mature on February 28, 2001. The principal balance, along with deferred interest thereon, was $27,356,117 at December 31, 2002.

Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 23% of the space of the Property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area) under a lease that extended through 2008. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998. The vacancy at the Levitz space resulted in a loss of income to the Partnership and may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants. During 1999, in order to maximize cash flow from the Property, the Partnership entered into a short-term lease, terminable by the Partnership upon written notice to the tenant, for the Levitz space at an annual rent substantially less than under the Levitz lease.

Because Pembroke HCP, LLC (the "Managing General Partner"), the managing general partner of the Partnership, anticipated that the Partnership would be unable either to repay or refinance the Mortgage Loan at the Mortgage Loan's original maturity date of February 28, 2001 and in order to provide the Partnership with additional time to attempt to maximize the Property's value, the Managing General Partner caused the Partnership to enter into the Mortgage Loan Modification Agreement with RAM 2 effective January 31, 2001. Under the Mortgage Loan Modification Agreement, RAM 2 agreed to forbear, for not less than one year and up to two years, the exercise of its rights and remedies under the Mortgage Loan for the Partnership's failure to repay all amounts due and payable thereunder at the original maturity date. Pursuant to the terms of the Mortgage Loan Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") were placed in escrow with counsel to RAM 2. The Conveyance Documents were not to be released to RAM 2 until the earliest to occur of certain events specified in the Mortgage Loan Modification Agreement and March 1, 2003. Prior to March 1, 2003, the Partnership retained the right (unless notified by RAM 2 that RAM 2 had entered into a contract to sell or convey the Property) to satisfy the Mortgage

Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and other charges due thereunder and (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan. The Mortgage Loan and the Mortgage Loan Modification Agreement are described in more detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Partnership's search for a long-term, creditworthy substitute tenant for the Levitz space and its ability to attract additional tenants at higher rents was impeded by the strong competition for tenants (including existing tenants whose leases expire) among existing shopping centers in the vicinity of the Property. In addition, a portion of the land available for development in the immediate geographic vicinity of the Property had recently been developed by centers predominantly occupied by large anchor tenants, which created additional competition for the Property. This competitive factor, together with the fact that much of the space (including the space previously occupied by Levitz) had only limited visibility to the main thoroughfare, hindered the Partnership's entry into a new lease of the space on terms comparable to the Levitz lease. The Partnership's inability to enter into such a lease impaired its efforts to increase the cash flow generated by the Property and resulted in a significant diminution in the value of the Property.

Both prior to and after the Partnership's entry into the Mortgage Loan Modification Agreement, the Managing General Partner sought a long-term, creditworthy anchor tenant for the space that was previously occupied by Levitz. The Managing General Partner also explored options for a sale or refinancing of the Property. However, despite the Managing General Partner's continuing efforts, the Partnership was unable to increase the value of the Property, thereby precluding a sale or refinancing of the Mortgage Loan on terms favorable to the Partnership.

Employees

The Partnership does not have any employees. Services were performed for the Partnership by the Managing General Partner and certain other parties that may be deemed to be affiliated with the Managing General Partner. Through December 31, 2000, certain property management services were performed by Pembroke Realty Management LLC ("Pembroke Realty"); certain services were performed for Pembroke Realty by Colliers Nevada Management, LLC, an unaffiliated management company ("Colliers"). In connection with its entering into the Mortgage Loan Modification Agreement, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of the then general partner of RAM 2, to manage the Property commencing on January 2, 2001. Kestrel assumed all property management services previously performed by Pembroke Realty and Colliers, pursuant to the terms of a management agreement. In January 2002, responsibility for the management of the Property was assigned by Kestrel to Pelican, LLC ("Pelican"), an affiliate of the new general partner of RAM 2. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," Item 10, "Directors and Executive Officers of Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

Item 2.  Properties

See Item 1, "Business" above.

Item 3.  Legal Proceedings

The Partnership is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

As of March 15, 2003, there were 1,354 holders of Units, owning an aggregate of 96,472 Units.

In May 1999, October 1999, January 2000 and May 2000, the Partnership paid cash distributions of approximately $4,100,000, $700,000, $700,000 and $750,000, respectively, or $42.07, $7.18 $7.18, and $7.70 per Unit, respectively, to Unitholders of record on May 11, 1999, October 20, 1999, January 1, 2000 and May 30, 2000, respectively. There were no distributions made to Unitholders during 2001 or 2002.

There are no material legal restrictions on distributions in the Partnership's Partnership Agreement.

Item 6.  Selected Financial Data

                                                               Year ended December 31,
                                ----------------------------------------------------------------------------------
                                     2002             2001             2000             1999             1998
                                --------------   --------------   --------------   --------------   --------------

Revenues                        $   2,756,797    $   2,746,571    $   2,639,242    $   2,521,650    $   2,479,904
Net Loss                        $  (1,744,294)   $  (1,537,134)   $  (1,297,109)   $  (1,147,548)   $    (925,947)
Net (Loss) Per Unit (1)         $      (17.90)   $      (15.77)   $      (13.31)   $      (11.78)   $      ( 9.50)
Distributions Per Unit (1)      $      -         $      -         $       14.88    $       49.25    $       -
Long-term Obligations (2)       $  27,356,117    $  26,191,497    $  24,526,844    $  21,935,131    $  19,617,279
Total Assets                    $  15,551,616    $  16,146,414    $  16,119,572    $  16,191,090    $  19,834,203

_________________

(1)     Based upon the weighted average number of Units outstanding.

(2) Consists of the principal amount of the Mortgage Loan plus deferred interest thereon, due on or before March 1, 2003. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Winding up of the Partnership's Business

On March 3, 2003, the deed to the Property was released to RAM 2 in lieu of foreclosure under the terms of the Mortgage Loan Modification Agreement entered into between the Partnership and RAM 2 effective January 31, 2001, and, as a result, the Partnership no longer has an interest in the Property. Consequently, in accordance with the provisions of its Amended and Restated Agreement of Limited Partnership, the Partnership intends to discontinue operations and will proceed to wind up its business and distribute its remaining assets to its partners. Although there can be no assurance as to the timing and amount of any distributions with respect to the Units, the Partnership anticipates making (after establishing such reserves for contingencies as the Managing General Partner considers necessary) a liquidating distribution of approximately $5.25 per Unit during the second quarter of 2003.

Liquidity and Capital Resources

The Partnership uses undistributed cash flow from operations, which excludes cash and other assets held by Pelican, as its primary measure of liquidity. At December 31, 2002, cash and cash equivalents amounted to approximately $794,000, which did not include any amount which may have been payable at such date under the Mortgage Loan payable to RAM 2 or deferred interest thereon, which were due on or before March 1, 2003. A portion of such cash and cash equivalents may be used to fund operating expenses of the Partnership. All expenditures during 2002 were funded from cash flow from operations.

At December 31, 2002, the total amount outstanding on the Mortgage Loan was $27,356,117, which included deferred interest of $20,856,117. The scheduled maturity date of the Mortgage Loan was originally February 28, 2001, at which time the total amount outstanding on the mortgage was approximately $25,000,000. The Mortgage Loan and the Mortgage Loan Modification Agreement are described in more detail below under "Mortgage Loan Modification Agreement."

Mortgage Loan Modification Agreement

Because the Managing General Partner anticipated that the Partnership would be unable either to repay or refinance the Mortgage Loan at the Mortgage Loan's original maturity date of February 28, 2001 and in order to provide the Partnership with additional time to maximize the Property's value, the Managing General Partner negotiated and caused the Partnership to enter into the Mortgage Loan Modification Agreement with RAM 2 in order to effect a modification of the Mortgage Loan and prevent the immediate foreclosure of the Mortgage Loan and the consequent loss of the Property. The Mortgage Loan Modification Agreement became effective on January 31, 2001.

Pursuant to the Mortgage Loan Modification Agreement, RAM 2 agreed to forbear for not less than one year and up to two years (i.e., through February 28, 2003) in the exercise of its rights and remedies under the Mortgage Loan triggered by the Partnership's failure to repay fully all amounts due and payable thereunder at maturity.

Under the Mortgage Loan Modification Agreement, the Conveyance Documents were placed in escrow with counsel to RAM 2. The Conveyance Documents were not to be released to RAM 2 until the earliest to occur of (such date referred to herein as the "Extended Maturity Date"):

     (i) any date on which any action taken or omitted to be taken by the Partnership in bad faith, intended to hinder or impede RAM 2's exercise of its rights or remedies under the terms of the Mortgage Loan Modification Agreement, remained uncured for more than 10 days after notice of same from RAM 2;

     (ii) any date on or after March 1, 2002, upon the closing date of the sale or other conveyance of the Property (a) if RAM 2 identified a bona fide third party purchaser to acquire the Property or (b) for any other reason deemed reasonably necessary by RAM 2 to avoid a material economic disadvantage to it; and

    (iii) March 1, 2003.

The Conveyance Documents were released to RAM 2 on March 3, 2003, and, as a result, the Partnership no longer has an interest in the Property.

The Mortgage Loan Modification Agreement further provided that 100% of the net operating income generated by the Property allocable to the period ended February 28, 2001, the original maturity date of the Mortgage Loan, would be retained by the Partnership. During 2001, the Partnership retained $451,000 of net income allocable to the period ended February 28, 2001. From and after March 1, 2001 through the date the Conveyance Documents were released to RAM 2, the Partnership had been entitled to receive $100,000 per annum pro-rated monthly and paid monthly to the extent cash flow permitted and RAM 2 was entitled to receive the balance of the net operating income generated by the Property to be applied to current interest and the outstanding principal and deferred interest on the Mortgage Loan. For the 12 months ended December 31, 2002, the Partnership received approximately $91,667, and RAM 2 received approximately $1,807,000, of net operating income generated by the Property, which was utilized to pay interest on the Mortgage Loan.

Under the terms of the Mortgage Loan Modification Agreement, RAM 2 also agreed to release the Partnership and its affiliates from all claims for principal or interest due under the Mortgage Loan effective on the date that the Conveyance Documents were released to RAM 2 or such other party as agreed to by RAM 2. Such release is effective provided that the Partnership (i) does not become the subject of any bankruptcy proceeding on or before one year from the date of release of the Conveyance Documents and (ii) has not perpetrated any fraud upon RAM 2. In addition, the Partnership became entitled to a refund of expenses previously paid by it, to the extent that such expenses related to any time period subsequent to February 28, 2001. During 2001, the Partnership received a refund of approximately $25,000 for expenses previously paid by it. From and after February 28, 2001, the Partnership has used its cash flow and cash reserves to fund the payment of Partnership fees and expenses. To the extent not used to pay Partnership fees and expenses, these funds will be available for distribution to the Limited Partners. At December 31, 2002, the Partnership had cash and cash equivalents of $794,022. The Partnership anticipates making (after establishing such reserves for contingencies as the Managing General Partner considers necessary) a liquidating distribution of approximately $5.25 per Unit during the second quarter of 2003.

Under the terms of the Mortgage Loan, the Partnership had been obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal (that sum, the "Measurement Amount"), exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would have become immediately due and payable to RAM 2. Any amount so paid by the Partnership would have been applied first against accrued and unpaid interest on the Mortgage Loan, and the balance, if any, against the principal thereof. In accordance with the terms of the Mortgage Loan Modification Agreement, RAM 2 was entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. RAM 2 requested that the Property be appraised by Greenwich Realty Advisors, a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed as of March 1, 2001, indicated a fair market value of $20 million for the Property. As of March 1, 2001 the Measurement Amount was $13,684,645. Because the Measurement Amount did not exceed 85% of the appraised value of the Property on that date, no Excess Payment was payable to RAM 2. Consequently, under the terms of the Mortgage Loan Modification Agreement, RAM 2's appraisal right was extinguished.

Under the Mortgage Loan Modification Agreement, the Partnership was to retain its interest in the Property until and unless the Conveyance Documents were released to RAM 2 in accordance with the terms thereof. In addition, prior to March 1, 2003, until RAM 2 notified the Partnership that it had entered into a contract to sell or convey the Property, the Partnership retained the right to satisfy the Mortgage Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and other charges due thereunder and (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan.

In connection with the Partnership's entering into the Mortgage Loan Modification Agreement, Lawrence J. Cohen, the sole shareholder and director of Pembroke Companies Inc., which is the sole member and the manager of the Managing General Partner, executed an unconditional limited guaranty of payment in the amount of the principal balance of the Mortgage Loan, all accrued and unpaid interest thereon and all other charges due thereunder, that will be effective only if Mr. Cohen or his affiliates cause the Partnership to file for bankruptcy or to commence a civil action seeking to hinder, impede or delay RAM 2's exercise of any right or remedy available to it.

Until November 1997, Levitz had occupied approximately 23% of the space of the Property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area) under a lease that extended through 2008. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998. The vacancy at the Levitz space resulted in a loss of income to the Partnership and may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants. During 1999, in order to maximize cash flow from the Property, the Partnership entered into a short-term lease, terminable by the Partnership upon written notice to the tenant, for the Levitz space at an annual rent substantially less than under the Levitz lease.

The Partnership's search for a long-term, creditworthy substitute tenant for the Levitz space and its ability to attract additional tenants at higher rents was impeded by the strong competition for tenants (including existing tenants whose leases expire) among existing shopping centers in the vicinity of the Property. In addition, a portion of the land available for development in the immediate geographic vicinity of the Property had recently been developed by centers predominantly occupied by large anchor tenants, which created additional competition for the Property. This competitive factor, together with the fact that much of the space (including the space previously occupied by Levitz) had only limited visibility to the main thoroughfare, hindered the Partnership's entry into a new lease of the space on terms comparable to the Levitz lease. The Partnership's inability to enter into such a lease impaired its efforts to increase the cash flow generated by the Property and resulted in a significant diminution in the value of the Property.

Both prior to and after the Partnership's entry into the Mortgage Loan Modification Agreement, the Managing General Partner sought a long-term, creditworthy anchor tenant for the space that was previously occupied by Levitz. The Managing General Partner also explored options for a sale or refinancing of the Property. However, despite the Managing General Partner's continuing efforts, the Partnership was unable to increase the value of the Property, thereby precluding a sale or refinancing of the Mortgage Loan on terms favorable to the Partnership.

Although there can be no assurance as to the timing and amount of any distributions with respect to the Units, the Partnership anticipates making (after establishing such reserves for contingencies as the Managing General Partner considers necessary) a liquidating distribution of approximately $5.25 per Unit during the second quarter of 2003.

Results of Operations

2002 vs. 2001

The Partnership realized a net loss of $1,744,294 ($17.90 per Unit) for 2002 compared to a net loss of $1,537,134 ($15.77 per Unit) for 2001, an increased loss of $207,160. The increased loss was primarily a result of increased costs and expenses described below, partially offset by a small increase in revenues.

Revenues increased from 2001 to 2002 as a result of increased rental income, offset by a decrease in interest income.

Rental income increased from 2001 to 2002 due to increased tenant reimbursement of operating expenses, despite the inclusion of a non-recurring retroactive billing adjustment in 2002. Interest income decreased as a result of lower prevailing interest rates and a decrease in the level of Partnership funds invested.

Costs and expenses increased from 2001 to 2002 due to an increase in mortgage loan interest expense and operating expenses.

Mortgage loan interest increased due to the compounding effect of the deferral of interest expense on the zero coupon mortgage. Operating expenses reflect the increased costs of operating and maintaining the Property.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Partnership's financial instruments consist solely of money market accounts maintained with international financial institutions. All of the Partnership's accounts pay market rates of interest and are insured by federal deposit insurance which eliminates certain of the risks associated with these investments, except to the extent that the amounts contained in any accounts exceed dollar limits imposed by federal deposit insurance.

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

                    Statement of partners' deficit                       F-4

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

To the Partners of
High Cash Partners, L.P.


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of High Cash Partners, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of High Cash Partners, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, on March 3, 2003, the deed to the Partnership's sole real estate asset, the Sierra Marketplace, was released to the Partnership's first mortgage lender, Resources Accrued Mortgage Investors 2 L.P., in lieu of foreclosure, under the terms of the mortgage loan modification agreement. As a result, the Partnership no longer has an interest in the property. Consequently, in accordance with the provisions of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership intends to discontinue operations and will proceed to wind up its business and distribute its remaining assets to its partners.


/s/ Hays & Company LLP


March 20, 2003
New York, New York

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS

                                                                               December 31,
                                                                   ----------------------------------
                                                                        2002                2001

ASSETS
            Real estate, net                                       $  14,162,257    $     14,433,815
            Cash and cash equivalents                                    794,022           1,100,234
            Other assets                                                 281,327             441,920
            Tenant receivables, net                                      314,010             112,339
            Prepaid expenses                                                  --              58,106
                                                                   -------------    ----------------
                    Total assets                                   $  15,551,616    $    16,146,414
                                                                   =============    ================

LIABILITIES AND PARTNERS' DEFICIT


Liabilities
            Mortgage loan payable                                  $   6,500,000    $      6,500,000
            Deferred interest payable                                 20,856,117          19,691,497
            Accounts payable and accrued expenses                         39,980              57,134
            Tenants' security deposits payable                            66,648              64,618
                                                                   -------------    ----------------

                    Total liabilities                                 27,462,745          26,313,249
                                                                   -------------    ----------------

Commitments and contingencies (Notes 3, 4, 5 and 8)

Partners' deficit
            Limited partners' deficit
            (96,472 units issued and outstanding)                    (11,792,016)        (10,065,165)
            General partners' deficit                                   (119,113)           (101,670)


                                                                     (11,911,129)        (10,166,835)
                                                                  --------------    ----------------
                                                                  $   15,551,616    $     16,146,414
                                                                  ==============    ================


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                                        Year ended December 31,
                                                   ---------------------------------------------------------------
                                                           2002                   2001                  2000
                                                   ------------------     -----------------     ------------------

Revenues
      Rental income                                $       2,735,331      $       2,711,685     $       2,604,141
      Interest Income                                         21,466                 34,886                35,101
                                                   -----------------      -----------------     -----------------
                                                           2,756,797              2,746,571             2,639,242
                                                   -----------------      -----------------     -----------------
Cost and expenses
      Mortgage loan interest                               2,972,252              2,846,172             2,591,713
      Operating                                              595,867                503,992               488,600
      Depreciation and amortization                          457,099                430,124               366,176
      Partnership management fees                            301,475                301,475               301,475
      General and Administrative                              91,879                121,186               111,106
      Property management fees                                82,519                 80,756                77,281
                                                   -----------------      -----------------     -----------------
                                                           4,501,091              4,283,705             3,936,351
                                                   -----------------      -----------------     -----------------

Net loss                                           $     (1,744,294)      $     (1,537,134)     $     (1,297,109)
                                                   ================       ================      ================


Net loss attributable to
      Limited partners                             $     (1,726,851)      $     (1,521,763)     $     (1,284,138)
      General partners                                      (17,443)               (15,371)              (12,971)
                                                   ----------------       ----------------      ----------------
                                                   $     (1,744,294)      $     (1,537,134)     $     (1,297,109)
                                                   ================       ================      ================



      Net loss per unit of limited partnership
      interest (96,472 units outstanding)          $         (17.90)      $         (15.77)     $         (13.31)
                                                   ================       ================      ================


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

              PERIOD FROM JANUARY 1, 2000 THROUGH DECEMBER 31, 2002


                                                           General               Limited               Total
                                                          Partners'             Partners'            Partners'
                                                           Deficit               Deficit              Deficit
                                                       --------------       --------------        ---------------


Balance, January 1, 2000                               $     (58,828)       $  (5,823,761)       $    (5,882,589)

Net loss - 2000                                              (12,971)          (1,284,138)            (1,297,109)

Distributions                                                (14,500)          (1,435,503)            (1,450,003)
                                                       -------------       --------------         --------------
Balance, December 31, 2000                                   (86,299)          (8,543,402)            (8,629,701)

Net loss - 2001                                              (15,371)          (1,521,763)            (1,537,134)
                                                       -------------       --------------         --------------
Balance, December 31, 2001                                  (101,670)         (10,065,165)           (10,166,835)

Net loss - 2002                                              (17,443)          (1,726,851)            (1,744,294)
                                                       -------------       --------------         --------------
Balance, December 31, 2002                             $    (119,113)      $  (11,792,016)         $ (11,911,129)
                                                       =============       ==============          =============


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                              --------------------------------------------------------------
                                                                      2002                  2001                  2000
                                                              ----------------      -----------------     ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities

       Net loss                                                      $(1,744,294)          $(1,537,134)           $(1,297,109)
       Adjustments to reconcile net loss to net cash
           (used in) provided by operating activities
             Deferred interest expense                                 1,164,620             1,664,653              2,591,713
             Depreciation and amortization                               457,099               430,124                366,176
       Changes in operating assets and liabilities
             Leasing commissions paid                                    (51,870)              (51,294)                (1,969)
             Other assets                                                 75,676              (269,171)               (21,050)
             Tenant receivables, net                                    (201,671)              (25,443)               (20,264)
             Prepaid expenses                                             58,106               (24,743)                (5,227)
             Accounts payable and accrued expenses                       (17,154)               14,604                (15,381)
             Tenants' security deposits payable                            2,030                (3,511)                  (738)
                                                                     -----------           -----------            -----------
                Net cash (used in) provided by
                        operating activities                            (257,458)              198,085              1,596,151
                                                                     -----------           -----------            -----------
 Cash flows from investing activities
       Additions to real estate                                          (48,754)              (25,719)                    --
                                                                     -----------           -----------            -----------

 Cash flows from financing activities
      Deferred financing costs paid                                           --             (175,783)                     --
      Distributions to partners                                               --                    --             (1,450,003)
                                                                     -----------           -----------            -----------
      Net cash used in financing activities                                   --             (175,783)             (1,450,003)
                                                                     -----------           -----------            -----------
Net (decrease) increase in cash and cash
    equivalents                                                         (306,212)               (3,417)               146,148

Cash and cash equivalents, beginning of year                           1,100,234             1,103,651                957,503
                                                                     -----------           -----------            -----------
Cash and cash equivalents, end of year                               $   794,022           $ 1,100,234            $ 1,103,651
                                                                     ===========           ===========            ===========
Supplemental disclosure of cash flow information:



       Interest paid                                                 $ 1,807,632           $ 1,181,519            $        --
                                                                     ===========           ===========            ===========


See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1    ORGANIZATION

     High Cash Partners, L.P. (formerly High Income Partners L.P. - Series 87) (the "Partnership") was formed in May 1986 pursuant to the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring and operating real estate. As a result of the loss of its sole income producing property, the Partnership is in the process of winding up its business and distributing its remaining assets to its partners in accordance with its Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). The Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission, which became effective on June 29, 1988, covering an offering of 400,000 limited partnership units (subject to increase, if the Underwriter exercised its right to sell an additional 200,000 units) at $250 per unit.

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

     Cash and cash equivalents

     The Partnership considers all short-term investments that have original maturities of three months or less when purchased to be cash equivalents. The Partnership's cash balances are held at various financial institutions, however, at times, cash balances may exceed insured limits.

     Fair value of financial instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments consist principally of cash and cash equivalents, tenant receivables, accounts payable and accrued expenses and a mortgage loan payable. Tenant receivables and other assets are held by the mortgage lender and may be applied to satisfy unpaid mortgage interest. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Net loss and distributions per unit of limited partnership interest

     Net loss and distributions per unit of limited partnership interest are computed based upon the number of units outstanding (96,472) during the years ended December 31, 2002, 2001 and 2000.

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

     Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), whose managing general partner was owned by Presidio, made a zero coupon first mortgage loan to the Partnership (Note 5). It is believed that the general partner of RAM 2 is no longer owned by Presidio.

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

     Following the sale on June 13, 1997, an affiliate of Pembroke HCP was engaged to perform administrative services for the Partnership. During each of the years ended December 31, 2002, 2001 and 2000 reimbursable expenses paid to the affiliate by the Partnership amounted to $48,000.

     The Partnership had been a party to a supervisory management agreement with Resources Supervisory Management Corp. ("Resources Supervisory"), an affiliate of RHC and AGP, pursuant to which Resources Supervisory performed certain property management functions. Resources Supervisory performed such services through June 13, 1997. Effective June 13, 1997, the Partnership terminated this agreement and entered into a similar agreement with Pembroke Realty Management LLC ("Pembroke Realty"), an affiliate of Pembroke HCP and Pembroke AGP. A portion of the property management fees payable to Resources Supervisory and Pembroke Realty was paid to unaffiliated local management companies that had been engaged for the purpose of performing the property management functions that were the subject of the supervisory management agreement. No property management fees were payable to Pembroke Realty for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, Pembroke Realty was entitled to receive $13,002 and $77,281, respectively, of which $10,033 and $51,961, respectively, was paid to the unaffiliated management companies. No leasing activity compensation was paid to Pembroke Realty for the years ended December 31, 2002, 2001, and 2000.

     In connection with its entering into the Mortgage Loan Modification Agreement with RAM 2, which became effective on January 31, 2001, the Partnership retained Kestrel Management LP ("Kestrel"), an affiliate of RAM 2, to perform property management functions commencing on January 2, 2001. Kestrel assumed all management services previously performed by Pembroke Realty and the unaffiliated management company, pursuant to the terms of a management agreement. As compensation for its management services, Kestrel was entitled to receive a management fee equal to 3% of the cash collected in respect of revenues generated by the Property. For the year ended December 31, 2001, Kestrel earned a management fee of $67,754.

     In January 2002, responsibility for the management of the Property was assigned by Kestrel to Pelican, LLC ("Pelican"), an affiliate of the general partner of RAM 2. For the year ended December 31, 2002, Pelican earned $82,519 in respect of property management services rendered to the Partnership.

     For managing the affairs of the Partnership, the Managing General Partner is entitled to receive a partnership management fee in an annual amount equal to $301,475.

     The General Partners are allocated 1% of the net income or losses of the Partnership and are also entitled to receive 1% of distributions.

4    REAL ESTATE, NET

     Real estate assets represent the Partnership's principal income producing asset, Sierra Marketplace, a community marketplace located in Reno, Nevada (the "Property"). The Property was purchased by the Partnership on February 10, 1989, and is summarized as follows:


                                                                               December 31,
                                                            -----------------------------------------------
                                                                      2002                       2001
                                                            -------------------        --------------------

          Land                                              $         6,667,189        $         6,667,189
          Building and improvements                                  13,014,698                 12,965,945
                                                            -------------------        -------------------
                                                                     19,681,887                 19,633,134

          Less accumulated depreciation                              (5,519,630)                (5,199,319)
                                                            -------------------        -------------------

                                                            $        14,162,257        $        14,433,815
                                                            ===================        ===================



          Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $320,311, $314,360 and $317,938, respectively.

          During 2002, each of three tenants accounted for more than 10% of the Partnership's rental revenues. Such tenants accounted for approximately 19%, 18% and 11% of rental revenues, with leases expiring in 2003, 2004 and 2003, respectively.

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

          On March 3, 2003, the deed to the Property was released to RAM 2 in lieu of foreclosure under the terms of the Mortgage Loan Modification Agreement, and, as a result, the Partnership no longer has an interest in the Property (Note 5).

5         MORTGAGE LOAN PAYABLE

          The mortgage loan payable (the "Mortgage Loan") represents a zero coupon first mortgage loan held by RAM 2, a public limited partnership sponsored by affiliates of the former general partners. The Mortgage Loan bears interest at the rate of 11.22% per annum, compounded monthly. The principal balance, along with deferred interest thereon, is $27,356,117 at December 31, 2002, and aggregated approximately $25,000,000 at its original maturity date of February 28, 2001. As of December 31, 2002, the principal and deferred interest on the Mortgage Loan exceeded the estimated fair market value of the Property.

          Effective January 31, 2001, the Partnership entered into a mortgage loan modification agreement (referred to in this Note 5 as the "Modification Agreement") with RAM 2. Pursuant to the terms of the Modification Agreement, RAM 2 agreed to forbear for not less than one year and up to two years, in the exercise of its rights and remedies under the Mortgage Loan triggered by the Partnership's failure to repay fully all amounts due and payable thereunder at maturity. Under the Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") were placed in escrow with counsel to RAM 2. The Conveyance Documents were not to be released to RAM 2 until the earliest to occur of (the "Extended Maturity Date"):

          I. Any date on which any action taken or omitted to be taken by the Partnership in bad faith, intended to hinder or impede RAM 2's exercise of its rights or remedies under the terms of the Modification Agreement, remained uncured for more than 10 days after notice of same from RAM 2;

          II. Any date on or after March 1, 2002, upon the closing date of the sale or other conveyance of the Property (a) if RAM 2 identified a bona fide third party purchaser to acquire the Property, or (b) for any other reason deemed reasonably necessary by RAM 2 to avoid a material economic disadvantage to it; and

          III. March 1, 2003.

          The Conveyance Documents were released to RAM 2 on March 3, 2003, and, as a result, the Partnership no longer has an interest in the Property.

          The Modification Agreement further provided that from March 1, 2001 through the date that the Conveyance Documents were released to RAM 2, the Partnership would be entitled to retain $100,000 per annum pro-rated monthly and RAM 2 would be entitled to receive the balance of the net operating income generated by the Property to be applied against the outstanding principal and deferred interest on the Mortgage Loan. For the twelve months ended December 31, 2002, the Partnership retained approximately $91,667, and RAM 2 received approximately $1,807,000, of net operating income generated by the Property, which was applied to interest on the Mortgage Loan.

          Under the terms of the Modification Agreement, the Partnership was to retain its interest in the Property until and unless the Conveyance Documents were released to RAM 2 in accordance with the terms thereof. Prior to March 1, 2003, until RAM 2 notified the Partnership that it had entered into a contract to sell or convey the Property, the Partnership retained the right to satisfy the Mortgage Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and other charges due thereunder and (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan.

          Under the terms of the Mortgage Loan, the Partnership had been obligated to provide RAM 2 with a current appraisal of the Property upon RAM 2's request. If it was determined, based upon the requested appraisal, that the sum of (i) the principal balance of the Mortgage Loan plus all other then outstanding indebtedness secured by the Property and (ii) all accrued and unpaid interest on the Mortgage Loan calculated at a rate of 6.22% per annum compounded monthly through the date of such appraisal, exceeded 85% of the appraised value of the Property, an amount equal to such excess (the "Excess Payment") would become immediately due and payable to RAM 2. In accordance with the terms of the Modification Agreement, RAM 2 was entitled to request an appraisal of the Property; however, if such appraisal indicated that no Excess Payment was due, RAM 2 would have no further appraisal rights. RAM 2 requested that the Property be appraised by Greenwich Realty Advisors, a real estate appraisal firm unaffiliated with the Partnership, the Managing General Partner or RAM 2. The appraisal, which was performed on March 1, 2001, indicated that an Excess Payment was not due or payable to RAM 2 at that date. Consequently, under the terms of the Modification Agreement, RAM 2's appraisal right was extinguished.

6         DISTRIBUTIONS

          In January 2000 and May 2000, the Partnership paid cash distributions of approximately $700,000 and $750,000, respectively, or $7.18, and $7.70 per Unit, respectively, to Unitholders of record on January 1, 2000 and May 30, 2000, respectively. There were no distributions made to Unitholders during 2001 or 2002. The Partnership anticipates making a liquidating distribution of approximately $5.25 per Unit during the second quarter of 2003.

7         RECONCILIATION OF NET LOSS AND NET ASSETS PER FINANCIAL  STATEMENTS TO
          TAX BASIS

          The Partnership files its tax return on an accrual basis. The Partnership has computed depreciation for tax purposes using the Modified Accelerated Cost Recovery System, which is not in accordance with accounting principles generally accepted in the United States of America. A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:


                                                                         Year ended December 31,
                                                      --------------------------------------------------------
                                                             2002                2001                  2000
                                                      ---------------     ----------------     ---------------
        Net loss per financial statements             $    (1,744,294)    $     (1,537,134)    $    (1,297,109)

        Tax depreciation and amortization in excess
        of financial statement depreciation and
        amortization                                         (226,495)            (145,007)           (207,849)
                                                      ---------------     ----------------     ---------------
        Net loss per tax basis                        $    (1,970,789)    $     (1,682,141)    $    (1,504,958)
                                                      ===============     ================     ===============




The differences between the Partnership's net assets per financial statements and the tax basis of accounting are as follows:


                                                                                      December 31,
                                                                        -----------------------------------------
                                                                              2002                     2001
                                                                        ---------------           ---------------

                  Net assets per financial statements                   $   (11,911,129)          $   (10,166,835)

                  Cumulative tax depreciation and
                  amortization in excess of financial
                  statement depreciation                                     (1,785,448)               (1,558,953)

                  Write-down for impairment                                   6,475,500                 6,475,500

                  Syndication costs                                           2,712,993                 2,712,993
                                                                        ---------------           ---------------
                  Net assets per tax basis                              $    (4,508,084)          $    (2,537,295)
                                                                        ===============           ===============

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

          During 1999, the Partnership entered into a short-term lease for the space formerly occupied by Levitz with an existing tenant at an annual rent substantially less than under the Levitz lease; this lease was terminable by the Partnership upon written notice to the tenant.

          In 1999, Good Guys vacated its premises and ceased paying rent under the lease as of December 1, 2000. In April 2001, the Partnership agreed to consent to Good Guys' sublet of its premises; in connection with this agreement Good Guys paid all of its past due rent.

                            HIGH CASH PARTNERS, L.P.

                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                          -----------------------------------
                                      BALANCE AT                                                                BALANCE AT
                                  BEGINNING OF PERIOD     CHARGED TO COSTS   CHARGED TO OTHER                     END OF
        DESCRIPTION                        (A)               AND EXPENSES         ACCOUNTS        DEDUCTIONS      PERIOD
--------------------------------  -------------------     ----------------   ----------------     ----------   -----------

Year ended December 31, 2002
        Reno, Nevada
    Sierra Marketplace               $  6,475,500          $            -       $           -     $       -     $6,475,500
                                     ============          ==============       =============     =========    ===========
Year ended December 31, 2001
        Reno, Nevada
    Sierra Marketplace               $  6,475,500          $            -       $           -     $       -     $6,475,500
                                     ============          ==============       =============     =========    ===========
Year ended December 31, 2000
        Reno, Nevada
    Sierra Marketplace               $  6,475,500          $            -       $           -     $       -     $6,475,500
                                     ============          ==============       =============     =========    ===========


(A) Represents an allowance for impairment provided on the Sierra Marketplace property during 1997.



See notes to financial statements.

                            HIGH CASH PARTNERS, L.P.

            Schedule III - REAL ESTATE AND ACCUMMULATED DEPRECIATION

                                  Initial Cost (1)      Costs Capitalized    Gross Amount at Which Carried At
                               ----------------------  -------------------  -----------------------------------
                                          Building                                     Building                    Accumu-
                                          and                                          and                         lated
                    Encum-                Improve-     Improve-   Carrying             Improve-                    Deprecia-
   Description      brances      Land     ments        ments      Cost       Land      ments         Total         tion
---------------   ----------   ---------  -----------  ---------  --------  ---------  --------      -----------   ----------


Sierra
Marketplace
Retail Shopping
Center

Reno, Nevada     $27,356,117  $6,868,859  $16,494,467  $ 719,589  $    -   $6,667,189  $13,014,698   $19,681,887   $ 5,519,630
                 -----------  ----------  -----------  ---------  -------  ----------  -----------   -----------   -----------


                                                         Life on which
                                                        Depreciation in
                                                         Latest Income
                     Date of             Date             Statement is
                   Construction        Acquired           Computed
                   ------------       -----------       ---------------

Sierra
Marketplace
Retail Shopping                                         Straight-line
Center               10/88              2/89            method 40 years
                   ---------          ----------        ---------------


                                                             Year ended December 31,
                                           -------------------------------------------------------
                                                  2000                2001               2002
                                           ---------------     ---------------     ---------------

(A) RECONCILATION OF REAL ESTATE OWNED

Balance at beginning of year               $    19,607,415     $    19,607,415     $    19,633,134

Subtractions during year
  Write-down for impairment                              -                   -                   -
                                           ---------------     ---------------     ---------------
                                                19,607,415          19,607,415          19,633,134
Additions during
  year improvements                                      -              25,719              48,753
                                           ---------------     ---------------     ---------------
Balance at end of year                     $    19,607,415     $    19,633,134     $    19,681,887
                                           ---------------     ---------------     ---------------


                            HIGH CASH PARTNERS, L.P.

(B) RECONCILIATION OF ACCUMULATED                            Year ended December 31,
DEPRECIATION                                ------------------------------------------------------
                                                  2000                2001                2002
                                            --------------     ---------------     ---------------

Balance at beginning of year               $     4,567,021     $     4,884,959     $     5,199,319

Additions during the year
  Depreciation                                     317,938             314,360             320,311
                                           ---------------     ---------------     ---------------
Balance at end of year                     $     4,884,959     $     5,199,319     $     5,519,630
                                           ===============     ===============     ===============


(1) The aggregate cost for income tax purposes is $26,157,387 at December 31, 2002.

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

Based on a review of the filings under Section 16(a) of the Exchange Act, none of the Managing General Partner, the sole member or the officers of the Managing General Partner or the beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2002 or prior years, except for the failure by Pembroke Capital II, LLC ("PC") to file reports on Forms 4 and 5 in respect of approximately 12 transactions in 1997, 1998, 1999, 2000 and 2001 resulting in PC's acquisition of an aggregate of 6,277 Units.

Lawrence J. Cohen, age 47, is, and for more than eight years has been, the sole shareholder and director of Pembroke Companies, Inc., which is the sole member and the manager of each of the Managing General Partner and the Associate General Partner. Pembroke Companies, Inc. is a privately-held investment management company, which makes investments in, and provides management services to, a variety of real estate-related businesses.

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

                                     III-1

Item 13. Certain Relationships and Related Transactions

During 2002, the General Partners and their respective affiliates received compensation or payments for services from or with respect to the Partnership as follows:

       Name                   Capacity in Which Served            Compensation


Pembroke HCP, LLC             Managing General Partner          $    301,475 (1)

Pembroke AGP, LLC             Associate General Partner                   -  (2)


(1) Represents a partnership management fee earned by the Managing General Partner. Under the Partnership's Partnership Agreement, .99% of the net income, net loss and distributions of the Partnership are allocated to the Managing General Partner. For 2002, $19,923 of the Partnership's tax loss was allocated to the Managing General Partner.

(2) Under the Partnership Agreement, .01% of the Partnership's net income, net loss and distributions are allocated to the Associate General Partner. For 2002, $202 of the Partnership's tax loss was allocated to the Associate General Partner.

Item 14. Controls and Procedures

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


                                     III-2

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

               (n) Mortgage Loan Modification Agreement dated December 21, 2000 between Registrant and Resources Accrued Mortgage Investors 2 L.P., incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 8, 2001.

99            (a)  Certification   Pursuant   to   Section   906  of  the
                   Sarbanes-Oxley Act of 2002 (attached).

(b) Reports on Form 8-K filed during the fourth quarter of 2002 and through the date of this Form 10-K filing:

              (a) March 3, 2003 - Items 2 and 7, disclosing the release of the Registrant's deed to Sierra Marketplace to Resources Accrued Mortgage Investors 2 L.P. ("RAM 2"), in lieu of foreclosure, under the terms of the Mortgage Loan Modification Agreement dated December 21, 2000 between Registrant and RAM 2.

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

                                              HIGH CASH PARTNERS, L.P.


                                              By:      Pembroke HCP, LLC
                                                       Managing General Partner


                                              By:      Pembroke Companies, Inc.
                                                       Managing Member


Dated:  March  28, 2003                       By:      /s/  Lawrence J. Cohen
                                                       ------------------------
                                                            Lawrence J. Cohen

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities (with respect to the Managing General Partner) and on the date indicated.


Dated:  March 28, 2003                               /s/  Lawrence J. Cohen
                                                     ----------------------
                                                     Lawrence J. Cohen


                                  CERTIFICATION

I, Lawrence J. Cohen, certify that:

1. I have reviewed this annual report on Form 10-K of High Cash Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 28, 2003      By: /s/ Lawrence J. Cohen
                                -------------------------
                                Lawrence  J.  Cohen,
                                President, chief executive officer and chief financial officer of Pembroke Companies, Inc., the sole member of Pembroke HCP, LLC, the managing general partner of High Cash Partners, L.P.