Form 10-Q
period 2003-03-31
HIGH CASH PARTNERS L P
filed 2003-05-15
CIK 794984

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

                  For the quarterly period ended March 31, 2003

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

                             Yes  X       No
                                 -----       -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

                             Yes          No   X
                                 -----       -----

--------------------------------------------------------------------------------

                            HIGH CASH PARTNERS, L.P.

                           FORM 10-Q - March 31, 2003

                                      INDEX



PART I - FINANCIAL INFORMATION
         ITEM 1    -  FINANCIAL STATEMENTS

              BALANCE SHEETS - March 31, 2003 and December 31, 2002............1

              STATEMENTS OF OPERATIONS - For the three months ended
                  March 31, 2003 and 2002......................................2

              STATEMENT OF PARTNERS' DEFICIT - For the three months ended
                  March 31, 2003...............................................3

              STATEMENTS OF CASH FLOWS - For the three months ended
                  March 31, 2003 and 2002......................................4

              NOTE TO FINANCIAL STATEMENTS.....................................5

         ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS......................6


         ITEM 4    -  CONTROLS AND PROCEDURES..................................8


PART II - OTHER INFORMATION

         ITEM 6    -  EXHIBITS AND REPORTS ON FORM 8-K.........................9

SIGNATURES....................................................................10

     This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places herein and include statements regarding the intent, belief or current expectations of High Cash Partners, L.P. (the "Partnership"), primarily with respect to the future operating performance of the Partnership or related developments. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results and developments may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Partnership.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            HIGH CASH PARTNERS, L.P.

                                 BALANCE SHEETS


                                                         March 31,
                                                           2003                   December 31,
                                                        (unaudited)                   2002
                                                   -------------------        -------------------

ASSETS
   Real estate, net                                $               --         $      14,162,257
   Cash and cash equivalents                                  713,488                   794,022
   Tenant receivables, net                                         --                   314,010
   Other assets                                                    --                   281,327
                                                   -------------------        -------------------
                                                   $          713,488         $      15,551,616
                                                   ===================        ===================

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage loan payable                           $              --          $       6,500,000
   Deferred interest payable                                      --                 20,856,117
   Distribution payable                                       511,594                        --
   Accounts payable and accrued expenses                      201,894                    39,980
   Tenants' security deposits payable                            --                      66,648
                                                   -------------------        -------------------
                                                              713,488                27,462,745

Commitments and contingencies

Partners' deficit
   Limited partners' deficit (96,472 units
        issued and outstanding)                                  --                 (11,792,016)
      General partners' deficit                                  --                    (119,113)
                                                   -------------------        -------------------
         Total partners' deficit                                 --                 (11,911,129)
                                                   -------------------        -------------------


                                                  $           713,488         $      15,551,616
                                                  ====================        ===================


See note to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (unaudited)



                                       ----------------------------------------
                                             For the three months ended
                                                      March 31,
                                       ----------------    --------------------
                                            2003                    2002
                                       ----------------    --------------------
Revenues
    Rental income                  $           428,703     $           661,168
    Interest income                              1,462                  13,126
                                   --------------------    --------------------
                                               430,165                 674,294
                                   --------------------    --------------------

Costs and expenses
    Mortgage loan interest                     496,818                 713,914
    Operating                                  115,851                 111,208
    Depreciation and amortization               65,830                 109,059
    Partnership management fees                 75,369                  75,369
    Property management fees                    12,861                  19,792
    General and administrative                 184,270                  13,333
                                   --------------------    --------------------
                                               950,999               1,042,675
                                   --------------------    ---------------------

(Loss) from operations before
gain on foreclosure of property              (520,834)                (368,381)

Gain on foreclosure of property            12,943,557                        --

Net Income (Loss)                   $      12,422,723       $         (368,381)
                                    ====================    ====================

Net Income (Loss) attributable to
    Limited partners                $      12,298,494       $         (364,697)
    General partners                          124,229                   (3,684)
                                    --------------------    --------------------
                                    $      12,422,723       $         (368,381)
                                    ====================    ====================

Net loss per unit of limited
partnership interest (96,472
units outstanding)

From operations                     $          (5.34)       $            (3.78)
                                    ====================    ====================
Gain on foreclosure of property               132.83                         --
                                    ====================    ====================
Total                               $         127.49        $            (3.78)
                                    ====================    ====================

See note to financial statements.

                            HIGH CASH PARTNERS, L.P.

                         STATEMENT OF PARTNERS' DEFICIT

                                   (unaudited)



                                             General Partners'          Limited Partners'          Total Partners'
                                                  Deficit                    Deficit                   Deficit
                                           -----------------------    -----------------------   ------------------

Balance, January 1, 2003                   $       (119,113)          $   (11,792,016)           $   (11,911,129)

Net income for the three
months ended March 31, 2003                         124,229                12,298,494                 12,422,723

Distributions                                        (5,116)                 (506,478)                  (511,594)

                                           -----------------------    -----------------          -----------------
Balance, March 31, 2003                    $            --            $           --             $            --
                                           =======================    =================          =================



See note to financial statements.

                            HIGH CASH PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)



                                                                          For the three months ended
                                                                                   March 31,
                                                                      -------------------------------
                                                                            2003              2002
                                                                      --------------     ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
  Net income (loss)                                                $  12,422,723          $  (368,381)
  Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities
                Gain on foreclosure of property                      (12,943,557)                  --
                Deferred interest expense                                 99,635              211,514
                Depreciation and amortization                             65,830              109,059
  Changes in operating assets and liabilities
                Tenant receivables                                        14,876              (36,391)
                Other assets                                              94,391               41,418
                Prepaid expenses                                          58,106                   --
                Accounts payable and accrued expenses                    161,914              (19,874)
                Tenants' security deposits payable                       (54,452)               2,187

                Net cash (used in) provided by operating
                activities                                               (80,534)             (60,468)
                                                                   ---------------      --------------

Cash flows from investing activities
  Additions to real estate                                                    --               (6,250)
                                                                   ---------------      --------------

Net (decrease) in cash and cash equivalents                              (80,534)             (66,718)

Cash and cash equivalents, beginning of period                           794,022            1,100,234
                                                                   ---------------      --------------

Cash and cash equivalents, end of period                           $       713,488      $   1,033,516
                                                                   ---------------      --------------


Supplemental disclosure of cash flow information:
    Interest paid                                                  $       397,183      $     502,401
                                                                   ===============      =============



Supplemental disclosure of non-cash investing and financing activities:
On March 3, 2003, the Partnership released the deed to the Partnership's sole real estate asset to the Partnership's first mortgage lender, in lieu of foreclosure, which resulted in gain of $12,943,557. The Partnership's indebtedness to its first mortgage lender at that date was $27,455,752.





See note to financial statements.

                            HIGH CASH PARTNERS, L.P.

                          NOTE TO FINANCIAL STATEMENTS

                                   (unaudited)



1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         WINDING UP OF THE PARTNERSHIP'S BUSINESS

         On March 3, 2003, the Partnership's deed to the Partnership's sole real estate asset, the Sierra Marketplace, a community retail shopping center located in Reno, Nevada (the "Property"), was released to the Partnership's first mortgage lender, Resources Accrued Mortgage Investors 2 L.P. ("RAM 2") in lieu of foreclosure under the terms of the Mortgage Loan Modification Agreement entered into between the Partnership and RAM 2, effective January 31, 2001, and, as a result, the Partnership no longer has an interest in the Property. Consequently, in accordance with the provisions of its Amended and Restated Agreement of Limited Partnership, the Partnership intends to discontinue operations and will proceed to wind up its business and distribute its remaining assets to its partners.

         In  connection  with  the  winding  up of the  Partnership's  business,
         Pembroke  HCP,  LLC  (the  "Managing   General   Partner") expects to
         distribute cash, after paying Partnership expenses and establishing such reserves for contingencies as the Managing General Partner considers necessary, during the second quarter of 2003 in the amount of approximately $5.25 per Unit. The total expected distribution of $511,594, which includes $5,116 payable to the Managing General Partner and Pembroke AGP Corp.
         (collectively, the "General Partners"), is accrued at March 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, cash and cash equivalents amounted to approximately $713,488. A portion of such cash and cash equivalents will be used to fund expenses incurred in connection with the winding up of the Partnership. The balance will be used to fund distributions payable to the partners of $511,594.

         MORTGAGE LOAN MODIFICATION AGREEMENT

         Until November 1997, Levitz Furniture Corporation ("Levitz") had occupied approximately 23% of the space of the Property (i.e., approximately 53,000 out of approximately 233,000 square feet of net leasable area) under a lease that extended through 2008. In November 1997, Levitz, which had filed for protection under Chapter 11 of the Bankruptcy Code, vacated its space. Levitz ceased paying rent to the Partnership as of April 2, 1998. The vacancy at the Levitz space resulted in a loss of income to the Partnership and may have adversely affected the surrounding tenants and the Partnership's ability to attract new tenants. During 1999, in order to maximize cash flow from the Property, the Partnership entered into a short-term lease, terminable by the Partnership upon written notice to the tenant, for the Levitz space at an annual rent substantially less than under the Levitz lease. The Partnership's entry into this lease enabled it to continue to actively seek a long-term, creditworthy substitute tenant for the Levitz space at a higher rent.

         Because the Managing General Partner anticipated that the Partnership would be unable either to repay or refinance its first mortgage loan (the "Mortgage Loan") at the Mortgage Loan's original maturity date of February 28, 2001 and in order to provide the Partnership with additional time to maximize the Property's value, the Managing General Partner caused the Partnership to enter into the Mortgage Loan Modification Agreement with RAM 2, effective January 31, 2001. Under the Mortgage Loan Modification Agreement, RAM 2 agreed to forbear, for not less than one year and up to two years, the exercise of its rights and remedies under the Mortgage Loan for the Partnership's failure to repay all amounts due and payable thereunder at the original maturity date. Pursuant to the terms of the Mortgage Loan Modification Agreement, the deed to the Property, along with a bill of sale, assignment of leases and other conveyance documents (the "Conveyance Documents") were placed in escrow with counsel to RAM 2. The Conveyance Documents were not to be released to RAM 2 until the earliest to occur of certain events specified in the Mortgage Loan Modification Agreement and March 1, 2003. Prior to March 1, 2003, the Partnership retained the right (unless notified by RAM 2 that RAM 2 had entered into a contract to sell or convey the Property) to satisfy the Mortgage Loan for an amount equal to the sum of (x) the then unpaid principal balance of the Mortgage Loan, and all accrued interest thereon and other charges due thereunder and (y) 66% of the value of the Property in excess of the amount described in clause (x) above, as additional interest on the Mortgage Loan.

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

         U.S. FEDERAL INCOME TAX CONSEQUENCES OF CONVEYANCE OF PROPERTY TO RAM 2

         The conveyance of the Property to RAM 2 on March 3, 2003 resulted in the Partnership recognizing gain for federal income tax purposes in an amount equal to approximately $8,800,000, representing the excess of the outstanding amount of the mortgage loan to which the Property was subject, over the Partnership's tax basis in the Property. This gain will be recognized in 2003. A portion of the gain is subject to the federal income tax rate of 25% on gain attributable to depreciation recapture and the balance is subject to a tax rate of 20%. In addition, registration costs paid by the Partnership at its inception may result in a taxable loss, which may offset a portion of the gain.

         The amount of gain and the portion of such gain that will be attributable to depreciation recapture for each limited partner in the Partnership (a "Limited Partner") will vary depending on a number of factors, including whether the Limited Partner purchased its limited partnership interest at the initial offering or at some later time, the price paid for the Limited Partner's limited partnership interest and the nature of the Limited Partner (for example, whether the Limited Partner is an individual, corporation or tax-exempt entity, such as an individual retirement account, Keogh plan or other pension plan). The ability of a Limited Partner to offset all or any portion of the gain will similarly vary, including based on whether the Limited Partner has passive losses from this or any other investment. Each Limited Partner, therefore, should consult with his or her own tax advisor to ascertain the tax liability arising from such Limited Partner's interest in the Partnership.

         The Partnership intends to liquidate prior to the end of the Partnership's taxable year. In such event, a Limited Partner who would have a loss upon liquidation of his or her interest in the Partnership may be able to use such loss to offset such Limited Partner's share of the gain.

         Each Limited Partner should also consult his or her own tax advisor as to the state and local income tax consequences in the Limited Partner's state of residence of the Partnership's conveyance of the Property to RAM 2.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

         (b)  Reports on Form 8-K:

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




                                   HIGH CASH PARTNERS, L.P.



                                   By:     Pembroke HCP, LLC
                                           Managing General Partner

                                   By:     Pembroke Companies, Inc.
                                           Managing Member

Dated:  May 15, 2003               By:     /s/ Lawrence J. Cohen
                                           ---------------------
                                           President and Principal
                                           Financial and Accounting Officer

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

Date: May 15, 2003         By:    /s/ Lawrence J. Cohen
                                  --------------------------

                                  Lawrence J. Cohen,
                                  President, chief executive officer and chief financial officer of Pembroke Companies, Inc., the sole member of Pembroke HCP, LLC, the managing general partner of High Cash Partners, L.P.